Form 10-K/A
period 2016-12-31
Till Capital Ltd.
filed 2017-04-27
CIK 1625584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Crawford House 50 Cedar Avenue Hamilton, HM11, Bermuda (Address of Principal Executive Offices, Including Zip Code)
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

As of April 27, 2017, the registrant had 3,350,284 restricted voting shares outstanding.

Documents Incorporated by Reference

None.

TILL CAPITAL LTD.

ANNUAL REPORT ON FORM 10-K/A

Year Ended December 31, 2016

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission on April 17, 2017 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in our Form 10-K because we will not be able to file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. In addition, the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted.

Except as otherwise specifically defined herein, all defined terms used in the Original Form 10-K shall have the same meanings in this Amendment No. 1.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

Information regarding members of Till’s board of directors is set forth in the biographies below.

Alan S. Danson, Chairman of the Board

Age: 77	Till Board Committees: Compensation; Corporate Governance & Nominating
Director of Till Since: August 2015	Independent Director

Mr. Danson is a private investor and volunteer board member of several non-profit organizations. Mr. Danson previously worked as an attorney in a Wall Street law firm, an investment banker on Wall Street, an investment manager and investment banker in Mexico City, a partner in a venture capital firm in Denver, Colorado, and an entrepreneurial manager in Colorado. He has served on boards of directors of private companies, public companies, and a regulated entity. Mr. Danson served, for 19 years, as an independent director of Founders Funds, a Denver-based family of actively managed equity mutual funds, becoming Chairman of that board in 2008. The fund family was acquired by Bank of New York Mellon and later was rolled into its Dreyfus family of funds. Between September 1995 and December 1999, Mr. Danson was an investor in and served as a board member of OptiMark Technologies, Inc., a developer of electronic markets where he held the title of Senior Vice President and was instrumental in crafting several offering circulars and raising the company’s initial rounds of investment capital. From 1986 to 1995, Mr. Danson served as a board member and, through 1989, as President, of Integrated Medical Systems, Inc., a start-up provider of health care information and marketing services. The company was sold to Eli Lilly & Co. in December 1995. Between 1983 and 1986, Mr. Danson was a general partner of The Centennial Funds, the largest venture capital management company in the Rocky Mountain region and was active on both the fundraising and investment sides of the business. From 1972 to 1982, Mr. Danson lived and worked in Mexico, where he was a founding partner of a start-up brokerage and investment firm, Acciones y Valores de Mexico (“Accival”). He helped Accival capture and manage pension funds from Mexican subsidiaries of US companies, and also helped a variety of Mexico-based companies with their public offerings in Mexico. Accival was ultimately acquired by CitiGroup. Between 1966 and 1972, Mr. Danson worked as an investment banker on Wall Street, first for Bear, Stearns & Co. and subsequently for Wertheim & Co. He began his career as an attorney with the Wall Street law firm Winthrop Stimson Putnam & Roberts. Mr. Danson brings to the board of directors executive management and leadership skills, as well as in-depth knowledge of capital markets and financial analysis.

William A. Lupien, Director

Age: 75	Till Board Committees: None
Director of Till Since: June 2015	Chief Investment Officer of Till

Mr. Lupien has served as Chief Investment Officer of Till and Till Management Company, a wholly-owned subsidiary of Till, since April 2014. Mr. Lupien has been an innovator in the public financial markets for over 50 years. Mr. Lupien began his career at the California-based brokerage firm of Mitchum, Jones, & Templeton, Inc., a member of the New York Stock Exchange, in 1965, where he ultimately became President (1974-1980), and served as Chairman and Chief Executive Officer from 1988 to 1995. From 1980 to 1985, Mr. Lupien was also a general partner in Trading Company of the West. In 1983, as CEO and Chairman of Instinet Corporation, he successfully expanded the market reach of the world’s first electronic stock trading system. As Chairman and CEO of OptiMark Technologies Inc., he co-invented OptiMark’s patented trading system, designed for stock markets around the world. From 2005 to 2014, Mr. Lupien served as the investment manager of Kudu Partners LP. Mr. Lupien previously served on the Securities and Exchange Commission’s Advisory Committee dedicated to the development of a national market system and also served as a Governor of the Pacific Stock Exchange. He has also served as Chairman of Instinet (1983-1989), Mitchum, Jones, & Templeton (1989-1996), and OptiMark US Equities Inc. (1996-2001). Mr. Lupien’s board experience also includes serving as a Director of Energy Metals Corp., Gold One International Ltd., Midway Gold Corp., National Health Enterprises, Uranium One Inc., and Silver Predator Corp. (TSX.V: SPD), a junior mining exploration company and controlled publicly-held subsidiary of Till. He is the co-author, with Mr. David Nassar, of the book Market Evaluation and Analysis for Swing Trading, and is a co-author of several papers on trading technology and early-stage company evaluation. Mr. Lupien is also a co- inventor on multiple patents related to electronic securities trading. He is a graduate of San Diego State University and is the father-in-law of Till’s Chief Financial Officer, Brian Lupien. Mr. Lupien brings to the board of directors significant experience in the areas of leadership, business development, securities trading, and investment management and strategy.

Wayne Kauth, Director

Age: 83	Till Board Committees: Audit; Compensation; Corporate Governance & Nominating
Director of Till Since: December 2013	Independent Director

Mr. Kauth is a consultant on various insurance matters and has served on the board of Kemper Corporation, a New York Stock Exchange listed property and casualty and life and health insurer with approximately $2.5 billion in annual premiums. Mr. Kauth is also a director of Omega Insurance Holding Inc. and Resource Re Ltd., wholly-owned subsidiaries of Till. Mr. Kauth is a retired partner with Ernst & Young LLP (“E&Y”), a multinational professional service firm where he practiced for 34 years and was the National Director of E&Y’s insurance practice in the U.S. He is currently an Accreditation Review Team Member for the National Association of Insurance Commissioners (“NAIC”). Mr. Kauth has previously served on a variety of insurance industry committees and task forces for the American Institute of Certified Public Accountants, the Illinois Society of CPAs, and the NAIC. Mr. Kauth is a Certified Public Accountant, a Certified Property and Casualty Underwriter, a Certified Life Underwriter, and a Fellow in the Life Management Institute. He holds both a BA and MBA from the University of Wisconsin. Mr. Kauth brings to the board of directors extensive, in-depth knowledge of the insurance industry, significant experience in financial statement preparation, financial reporting and analysis, governance, and risk management.

Roger M. Loeb, Director

Age: 75	Till Board Committees: Compensation; Corporate Governance & Nominating
Director of Till Since: August 2015	Independent Director

Mr. Loeb has served as President and CEO of The Mar Tech Group, Inc. since January 1984. Mr. Loeb is currently engaged by NeuStar, Inc. to guide the transition of the telephone Local Number Portability system to a new vendor. From 2008 to 2014, Mr. Loeb was engaged by the Deputy Chief Information Officer (“DCIO”) of the Department of the Army to assist with providing “reality check” and “best practices” oversight of various high-profile enterprise-scale information technology implementations. Prior thereto, from 2003 to 2008, Mr. Loeb was engaged exclusively by the Office of the Chief Technology Officer, IBM Federal System, to provide technology strategy counsel to senior executives of the United States Department of Defense. Prior to founding The MarTech Group, Mr. Loeb was employed for 17 years by A.C. Nielsen Co., Neodata Services Division, where he retired as Vice-President and Chief Information Officer. During his tenure at Neodata, his innovations were acknowledged to have completely transformed circulation management for the consumer publishing industry. Mr. Loeb has also been responsible for numerous acquisitions. Mr. Loeb has been a significant contributor to the creation or improvement of industry-leading technology-based service businesses in numerous industry domains, including insurance, venture capital start-ups, defensive cybersecurity, stock trading, credit decisioning and risk assessment, and stock trading. Mr. Loeb holds a B.S. degree in Mathematics from the University of Wisconsin. Mr. Loeb brings to the board of directors extensive executive leadership skills and technological expertise.

John T. (“Terry”) Rickard, Director

Age: 69	Till Board Committees: None
Director of Till Since: July 2015	Chief Executive Officer of Till

Dr. Rickard has served as Chief Executive Officer of Till since August 2016 and Interim Chief Executive Officer of Till from January 2016 to August 2016. Dr. Rickard has over 40 years of experience in advanced technology and financial organizations, all of it in management, oversight, and technology development positions. He is a Director of Till and also serves as the Director of Quantitative Research for Till Management Company, a wholly-owned subsidiary of Till, where he is responsible for designing computationally intelligent systems for automated trading and investment due diligence. He is also a director of Omega Insurance Holding Inc. and Resource Re Ltd., wholly-owned subsidiaries of Till. He is also the Chief Executive Officer and a Director of Silver Predator Corp. (TSX.V: SPD), a junior mining exploration company and controlled publicly-held subsidiary of Till. He has also served as an executive and a director at several private companies. Dr. Rickard’s prior experience includes serving as President of MJT, Inc., a brokerage firm, and as President and, later, Chief Scientific Officer and a Director of OptiMark Technologies, Inc. Dr. Rickard co-invented the OptiMark transaction matching system and was instrumental in the development of that company from a start-up enterprise to an operating entity on the Pacific Stock Exchange, the Nasdaq market, and the Osaka Securities Exchange, including the securing of over $350 million in investment capital from major investors in the United States and internationally. He has authored or co-authored over 70 refereed technical publications in engineering, electronic market structure, matching algorithms, and trading strategies, and has co-authored 11 issued patents. He has served as an expert witness in multiple intellectual property litigations involving financial markets. He received the Ph.D. degree in Engineering Physics from the University of California, San Diego, in 1975, after completing B.S. and M.S. degrees in Electrical Engineering at Florida Institute of Technology in 1969 and 1971, respectively. Dr. Rickard brings to the board of directors extensive executive leadership skills and an in-depth knowledge of capital markets, investments strategies, and analytical expertise.

George J. Rohlinger, Director

Age: 51	Till Board Committees: Audit; Corporate Governance & Nominating
Director of Till Since: November 2016	Independent Director

Mr. Rohlinger is Executive Vice President of Corporate Development at Apogee Physicians where he has served since 2014. Prior to Apogee, from 2013 – 2014, Mr. Rohlinger assisted in the development of a business and capital plan that ultimately resulted in the formation of Ovation Fertility, a private-equity backed company where Mr. Rohlinger is a shareholder and an advisor to the Chief Executive Officer. From 2009 – 2013, Mr. Rohlinger was Chief Business Development Officer at OptimisCorp, a healthcare services and technology company, where Mr. Rohlinger led the successful development and launch of a software service and medical practice procedural improvements that resulted in 70% profit growth over a two-year period. Mr. Rohlinger also collectively has over 15 years of investment banking experience with involvement in transactions aggregating over $25 billion in value. Mr. Rohlinger holds a B.S. degree in Mathematics/Economics from the University of California, Los Angeles and a Master in Business Administration degree from Harvard Business School. Mr. Rohlinger brings to the board of directors extensive business development, executive leadership, and corporate finance and strategy skills.

Patricia M. Tilton, Director

Age: 60	Till Board Committees: Audit; Corporate Governance & Nominating
Director of Till Since: November 2016	Independent Director

Ms. Tilton currently works as an independent consultant. Ms. Tilton is a Certified Public Accountant with strong professional experience in the financial industry, particularly in the insurance, mutual fund, and asset management industries. In addition to her financial expertise, she also has a strong background in operational, risk, regulatory, and governance matters. Ms. Tilton is a retired KPMG LLP Partner with over 30 years of experience in public accounting, including auditing, consulting, and forensics. Ms. Tilton retired in 2009 as a Forensics Partner and served as a Retired Partner Consultant from 2009 until 2011. Ms. Tilton currently works as an Accreditation Team Member of the National Association of Insurance Commissioners (NAIC). Ms. Tilton also serves on the Boards of Directors of Coffee House Press, Inc. and Thrivent Federal Credit Union. She holds a B.S. in Accounting from Siena College. Ms. Tilton brings to the board of directors in-depth knowledge of the insurance and other financial services industries, extensive knowledge of financial statement presentation and financial reporting and analysis, governance, and operational matters.

Executive Officers

Information regarding Till’s executive officers is set forth in the biographies below, except for Mr. Rickard, Chief Executive Officer, and Mr. William A. Lupien, Chief Investment Officer, whose biographies are presented above under “Directors.”

Brian P. Lupien, Chief Financial Officer

Mr. Lupien, 44, has been serving as Till’s Chief Financial Officer since March 2016. From April 2014 to March 2016, Mr. Lupien served as Treasurer of Till. From 2000 to April 2014, Mr. Lupien managed a private investment fund. A Certified Public Accountant, Mr. Lupien has experience in accounting and reporting responsibilities for a private investment fund and has worked as an audit manager for a variety of clients across multiple industries. A graduate of the University of California at Davis, Mr. Lupien earned his Bachelor of Science degree in 1995 majoring in Managerial Economics and gained his Certified Public Accountant designation in 2000 and is a member of the American Institute of Certified Public Accountants. Brian Lupien is the son-in-law of Till’s Chief Investment Officer and director, William Lupien.

Weiying (“Mary”) Zhu, Treasurer and Controller

Ms. Zhu, 45, has been serving as Till’s Treasurer since March 2016 and as Controller of Till since April 2015. Ms. Zhu is a Certified Public Accountant (CPA) (since 1996) and Certified Treasury Professional (CTP) (since 2003) with over 20 years of experience in accounting and finance. Prior to joining Till, she served in various accounting and finance positions at Hecla Mining Company (1996 – 2015), a $1 billion market cap NYSE-listed precious metals mining company, of which 10 years was as Treasury Manager. Ms. Zhu holds a master’s degree in Accounting and a bachelor’s degree in International Finance.

Section 16(a) Beneficial Ownership Reporting Compliance

Effective January 1, 2017, we ceased to be a “foreign private issuer,” as defined in Rule 3b-4 under the Exchange Act, and our officers, directors, and persons who own 10% or more of Till Shares became subject to the requirements under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC. Such persons were not subject to the reporting requirements of Section 16(a) prior to January 1, 2017. Therefore, there was no failure by any of our executive officers, directors and greater than 10% holders to timely file any report required to be filed under Section 16(a) with respect to the year ended December 31, 2016 or any preceding fiscal years.

Ethical Business Conduct

The Board encourages and promotes a culture of ethical business conduct through communication and supervision as part of its overall stewardship responsibility. The Board has adopted a Corporate Conduct and Code of Ethics Policy (“Code”) to be followed by directors, officers, and employees of Till and its subsidiaries. The Code is also to be followed by Till’s agents, representatives, and consultants. The Board intends that it will review compliance with the Code on an annual basis until Till has grown to a size which warrants more frequent monitoring. The Code is available from the corporate governance section of our website at www.tillcap.com under the heading “Corporate—Governance.”

The Board encourages and promotes an overall culture of ethical business conduct by promoting compliance with applicable laws, rules, and regulations, providing guidance to directors, officers, and employees to assist them in recognizing and dealing with ethical issues, promoting a culture of open communication, honesty and accountability, promoting a safe work environment, and ensuring awareness of disciplinary action for violations of ethical business conduct. In addition, the Board, through its meetings and other informal discussions with management, encourages a culture of ethical business conduct and believes Till’s management team promotes a culture of ethical business conduct throughout Till’s operations, including through understanding and monitoring the activities of Till’s employees, consultants, and agents.

It is a requirement of applicable corporate law that directors and senior officers who have an interest in a transaction or agreement with Till promptly disclose that interest at any meeting of the Board at which the transaction or agreement is discussed and, in the case of directors, abstain from discussions and voting in respect to same if the interest is material. Those requirements are also contained in Till’s Articles of Incorporation that are made available to directors and senior officers of Till.

Unless otherwise previously approved by Till’s Corporate Governance & Nominating Committee, no director, officer, or employee of Till or its subsidiaries, or, to the extent practicable, any other person (or their associates) in a special relationship (within the meaning of applicable securities laws) with Till, may, at any time, purchase financial instruments, including prepaid variable forward contracts, instruments for the short sale or purchase or sale of call or put options, equity swaps, collars, or units of exchangeable funds that are based on fluctuations of Till’s debt or equity instruments and that are designed to or that may reasonably be expected to have the effect of hedging or offsetting a decrease in the market value of any Till securities.

Nomination of Directors

The Corporate Governance & Nominating Committee reviews the composition of the Board and considers the skills, qualifications, experiences of existing directors, the strategic direction of Till, and the competencies and skills necessary for the Board. In particular, when recommending nominees for election or re-election as directors, the Corporate Governance & Nominating Committee assesses, among other factors, personal qualities, characteristics, skills, experience, accomplishments, and reputation in the business community; knowledge, and contacts in the countries and/or communities in which we do business and in our industry sectors, and other relevant industries; and ability and willingness to commit adequate time and resources to Board and committee matters. The Board has not established specific minimum qualifications for nominees, other than those established by NASDAQ or the SEC in connection with service on a specific committee of the Board. After these considerations and after conducting appropriate due diligence, the Corporate Governance & Nominating Committee will make recommendations to the Board with respect to candidates for directors. The Board regularly evaluates the size of the Board and persons as nominees for the position of director.

The Corporate Governance & Nominating Committee will consider director candidates recommended by shareholders in the same manner in which it evaluates candidates it identified, if such recommendations are properly submitted to Till. Shareholders wishing to recommend nominees for election to the Board should submit their recommendations, in writing, to our Corporate Secretary at Crawford House 50 Cedar Avenue Hamilton HM11 Bermuda. Our bye-laws provide that if any shareholder intends to nominate a director at an annual general meeting of shareholders, Till must receive notice of such nomination not later than the close of business on the 30th day and not earlier than the opening of business on the 65th day before the date of the annual meeting. Provided, however, if our first public announcement of the date of the annual meeting is less than 50 days prior to the meeting date, not later than the close of business on the 10th day following the day on which we first public announce the date of the annual meeting. Please refer to our bye-laws for additional information and requirements regarding shareholder nominations.

Audit Committee

Our Board has established an Audit Committee, which is currently comprised of Wayne Kauth, Patricia Tilton and George Rohlinger. Mr. Kauth serves as the Chairperson of the Audit Committee. The charter for the Audit Committee is available from the corporate governance section of our website at www.tillcap.com under the heading “Corporate—Governance.” The Audit Committee met 6 times during 2016.

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Till’s Board has affirmatively determined that all members of the Audit Committee are independent directors, as defined by NASDAQ Listing Rule 5605. Till’s Board has also affirmatively determined that all members of the Audit Committee meet the enhanced independence standards prescribed by NASDAQ Listing Rule 5605(c)(2)(A) and Exchange Act Rule 10A-3(b)(1) and that all members of the Audit Committee are “audit committee financial experts” (as defined in Item 407(d)(5) of Regulation S-K) and meet the financial sophistication requirement in NASDAQ Listing Rule 5605(c)(2)(A).

As described in Till’s Audit Committee charter, the Audit Committee has oversight responsibilities for, among other things, assessing the integrity of Till’s financial statements, Till’s compliance with legal and regulatory requirements, understanding Till’s accounting and financial reporting process, and the assessment of the independent auditors’ qualifications, independence, and performance of the financial statement audits. The Audit Committee meets at least quarterly, but more frequently if required.

Item 11. Executive Compensation

Overview

Till’s compensation policies and programs are designed to be competitive with similar companies and to recognize and reward executive performance consistent with the success of Till’s business. Those policies and programs are intended to attract and retain capable and experienced people while complying with regulatory requirements. The Compensation Committee’s role and philosophy is to ensure that Till’s compensation goals and objectives, as applied to the actual compensation paid to Till’s executive officers, are aligned with Till’s overall business objectives and with shareholder interests.

In addition to industry comparables, the Compensation Committee considers a variety of factors when considering both compensation policies and programs and individual compensation levels. Those factors include the long-range interests of Till and its shareholders, the implications of the risks associated with Till’s compensation policies and practices in light of the financial performance of Till, the overall financial and operating performance of Till, and the Compensation Committee’s assessment of each executive’s individual performance and contribution toward meeting corporate objectives.

One of the functions of the Compensation Committee is to assist the Board in fulfilling its responsibilities related to the compensation practices of Till’s executive officers. The Compensation Committee reviews the compensation levels, and any related recommendations for change or adjustment, of Till’s executive officers, and regularly reports to the Board regarding same. The Compensation Committee also reviews the objectives of the stock option and other stock-based compensation plans, and recommends to the Board compensation packages that consist of salaries, bonus considerations, Till’s Stock Option Plan, and option-based compensation, and considers any other matters that, in the Compensation Committee’s judgment, should be taken into account in reaching the recommendation to be made to the Board. No compensation consultant or advisor was retained in the most recently completed financial period.

Although the Board assumes responsibility for reviewing and monitoring the long-range compensation strategy for the senior management of Till, the Compensation Committee provides assistance and recommendations to the Board with respect to compensation matters. The Compensation Committee recommends the type and amount of compensation for our named executive officers (“NEOs”), subject to consideration and adoption by the Board. The Board also reviews the compensation of Till’s senior executives.

Philosophy and Objectives

The compensation program for Till’s senior management is designed so that the level and form of compensation achieves certain objectives, including:

•	attracting and retaining talented, qualified, and effective executives;

•	motivating the short and long-term performance of those executives; and

•	better aligning their interests with those of Till’s Shareholders.

In compensating its senior management, Till has employed a combination of base salary, bonuses, and equity participation through its Stock Option Plan.

Elements of the Compensation Program

The principal elements of compensation awarded to the NEOs are a cash salary and stock options. Till does not have a long-term incentive plan for its NEOs. The allocation between cash and noncash elements of Till’s compensation program is determined at the discretion of the Board. Annually, the Compensation Committee reviews the total compensation package of each of Till’s executives on an individual basis, against the backdrop of the compensation goals and objectives described herein, and makes recommendations to the Board concerning the individual components of the compensation awarded to the NEOs.

As a general rule, Till seeks to align its NEOs compensation with industry trends and companies that are similar in size and complexity.

Named Executive Officers

For fiscal year 2016, Till’s NEOs were:

Terry Rickard	Chief Executive Officer

William A. Lupien	Chief Investment Officer and Former Interim Chief Executive Officer

Brian P. Lupien	Chief Financial Officer

Mary Zhu	Treasurer and Controller

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation earnings ($)	All Other Compensation ($)	Total ($)
Terry Rickard	2016	180,000	—	—	—	—	—	—	180,000
Chief Executive Officer

William A. Lupien	2016	195,000	—	—	—	—	—	—	195,000
Chief Investment Officer and Former Interim Chief Executive Officer	2015	180,000	151,489	—	—	—	—	—	331,489

Brian P. Lupien	2016	130,000	5,000	—	6,867	—	—	—	141,867
Chief Financial Officer

Mary Zhu	2016	130,000	5,000	—	5,723	—	—	—	140,723
Treasurer and Controller

Outstanding Equity Awards at Fiscal Year-End

The following table provides a summary of equity awards outstanding at December 31, 2016 for each of our NEOs.

	Option Awards
	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price(1)	Option Expiration Date
Terry Rickard	27,500	—	—	CDN$10.00 (US$7.45)	August 22, 2019

William A. Lupien	33,000	—	—	CDN$10.00 (US$7.45)	August 22, 2019

Brian P. Lupien	4,000	—	—	CDN$10.00 (US$7.45)	August 22, 2019
	—	6,000(2)	—	CDN$7.00 (US$5.21)	December 1, 2021

Mary Zhu	3,750	1,250(3)	—	CDN$7.00 (US$5.21)	May 13, 2020
	—	5,000(4)	—	CDN$7.00 (US$5.21)	December 1, 2021

(1)       Exchange rate to US dollars based on December 31, 2016 rate of US$1 = CDN$1.3427.

(2)       1,500 options vest on each of June 1, 2017, December 1, 2017, June 1, 2018 and December 1, 2018.

(3)       1,250 options vest on May 15, 2017.

(4)       1,250 options vest on each of June 1, 2017, December 1, 2017, June 1, 2018 and December 1, 2018.

2016 Director Compensation

Director Compensation Plan

Directors are compensated through the grant of stock options and the payment of director fees. From July 2015 through May 2016, all director fees were suspended. Following the reinstatement of director fees for independent directors in May 2016, our Board compensation program policy provides that:

•	Independent directors receive $2,000 per quarter.

•	The Chairperson of the Audit Committee receives an additional $500 per quarter.

•	The Chairman of the Board receives an additional $4,000 per annum.

There were no stock options granted to directors in 2016. The grants of options are considered on the director appointment and annually thereafter.

Director Compensation

The table below provides information on the compensation of our non-management directors for the year ended December 31, 2016. As required by applicable SEC rules, the disclosure in this section covers all persons who at any time served as a director during 2016.

Name (a)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Alan S. Danson	10,000	—	—	—	—	—	10,000
Wayne Kauth	7,500	—	—	—	—	—	7,500
Roger M. Loeb	6,000	—	—	—	—	—	6,000
George J. Rohlinger	2,000	—	—	—	—	—	2,000
Patricia M. Tilton	2,000	—	—	—	—	—	2,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 with respect to compensation plans under which equity securities are authorized for issuance.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights(1)	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Equity compensation plans approved by Shareholders	119,952	CDN$10.38 (US$7.73)	215,076
Equity compensation plans not approved by Shareholders	179,500	CDN$9.92 (US$7.39)	—

Total	299,452	CDN$10.10 (US$7.52)	215,076

(1)       Exchange rate to US dollars based on December 31, 2016 rate of US$1 = CDN$1.3427.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of Till Shares outstanding as of April 26, 2017 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of outstanding Till Shares;

•	each of our directors;

•	each of our NEOs; and

•	all of our directors and executive officers as a group.

The percentage ownership information shown in the table is based on 3,350,284 Till Shares outstanding as of April 26, 2017. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of outstanding Till Shares. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, these rules require inclusion of Till Shares issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before June 25, 2017, which is 60 days after April 26, 2017. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

We believe, based on the information provided to us, that the persons named in the table below have sole voting and investment power with respect to all Till Shares shown as beneficially owned by them other than as noted below. In addition, none of the Till Shares are pledged as security by the persons named in the table below.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Till Capital Ltd., 13403 N. Government Way, Suite 212, Hayden, Idaho 83835.

Name	Till Shares Owned as of April 26, 2017	Till Shares Holder has a Right to Acquire by June 25, 2017	Total Till Shares Beneficially Owned	Percentage of Till Shares Beneficially Owned
Alan S. Danson (1)	213,000	—	213,000	6.4%
William A. Lupien (2)	84,815	33,000	117,815	3.5%
Wayne Kauth	133,479	—	133,479	4.0%
Roger M. Loeb	53,366	—	53,366	1.6%
Terry Rickard (3)	268,666	27,500	296,166	8.8%
George J. Rohlinger	—	—	—	—
Patricia M. Tilton	110,655	—	110,655	3.3%
Brian P. Lupien	17,844	5,500	23,444	*
Mary Zhu	—	6,250	6,250	*
All directors and executive officers as a group (9 Persons)	881,825	72,250	954,075	22.2%

*	Represents less than 1%.

(1)	Includes 213,000 Till Shares held by Danson Family Partnership LLLP. Mr. Danson in the general partner and has sole investment and voting power with respect to the shares held in that partnership.

(2)	Includes (i) 29,500 Till Shares held by Grant Davis Lupien Trust and (ii) 29,500 Till Shares held by Troy James Lupien Trust. Mr. Lupien is a Settlor of those trusts and has sole voting and investment power with respect to the shares held in those trusts.

(3)	Includes (i) 25,256 Till Shares held by Jessica Lynn Mullins Family Trust; (ii) 24,043 Till Shares held by John Tyler Rickard Family Trust and (iii) 25,456 Till Shares held by Marissa Lois Mullins Family Trust. Dr. Rickard has sole voting and investment power with respect to the shares held in those trusts.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Since January 1, 2015, Till did not have any transactions to which it has been a participant that involved amounts that exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of Till’s total assets at December 31, 2015 and 2016, and in which any of Till’s directors, executive officers or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest. Till’s Audit Committee is responsible for approving related party transactions with management. Till’s Audit Committee operates under a written charter pursuant to which all related party transactions are reviewed for potential conflicts of interest. Such transactions must be approved by Till’s Audit Committee.

Director Independence

NASDAQ Listing Rules require that a majority of our Board be independent. Under the NASDAQ independence criteria, a director cannot be considered independent if he or she has one of the relationships specifically enumerated in the NASDAQ listing standards. The Board must also affirmatively determine that a director does not have a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has affirmatively determined that each of Messrs. Danson, Kauth, Loeb, and Rohlinger and Ms. Tilton is independent under the NASDAQ Listing Rules.

Item 14. Principal Accountant Fees and Services

The following fees were paid to GT U.S. and GT Canada for 2016 and 2015, respectively:

	2016	2015
Audit fees (1)	$305,189	$95,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$305,189	$95,000

(1)	Audit fees are for services provided by the principal accountant for the audit of Till’s annual financial statements and services provided in connection with our regulatory filings.

Our Audit Committee pre-approves all audit, audit-related, tax, and other services and associated fees performed by our independent registered public accountants prior to the engagement of the independent registered public accountants with respect to such services. All of the audit-related fees disclosed above were pre-approved by our Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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
John T. Rickard
Chief Executive Officer
Dated: April 27, 2017

EXHIBITS TO FORM 10-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
2.1	Arrangement Agreement, dated as of February 18, 2014, between Americas Bullion Royalty Corp. and Resource Holdings Ltd.	20-F	000-55324	4.11	March 13, 2015
3.1	Memorandum of Association of Resource Holdings Ltd.	20-F	000-55324	1.1	March 13, 2015
3.2	Bye-laws of Till Capital Ltd.	20-F	000-55324	1.2	March 13, 2015
4.1	Specimen of Restricted Voting Share Certificate	10-K	001-37402	4.1	April 17, 2017
10.1	Administration Agreement, dated February 12, 2014, between Resource Re Ltd. and Cedar Management Limited	20-F	000-55324	4.1	March 13, 2015
10.2	Master Services Agreement, dated August 11, 2014, between Multi-Strat Re Ltd. and Resource Re Ltd.	20-F	000-55324	4.2	March 13, 2015
10.3	Quota Share Retrocession Agreement, dated August 11, 2014, between Multi-Strat Re Ltd. and Resource Re Ltd.	20-F	000-55324	4.3	March 13, 2015
10.4*	Stock Option Plan	20-F	000-55324	4.4	March 13, 2015
10.5*	Employment agreement with Philip Cook, dated May 15, 2015	20-F	001-37402	4.6	May 12, 2016
10.6*	Employment agreement with Matthew Cook, dated May 15, 2015	20-F	001-37402	4.7	May 12, 2016
10.7*	Separation Agreement with William Sheriff, dated September 1, 2015	20-F	001-37402	4.8	May 12, 2016
14	Code of Business Conduct and Ethics	20-F	000-55324	11.1	March 13, 2015
16	Letter, dated February 3, 2017 from Grant Thornton LLP, Toronto, Ontario, Canada	8-K	001-37402	16.1	February 3, 2017
21	Subsidiaries of Till Capital Ltd.	10-K	001-37402	4.1	April 17, 2017
23.1	Consent of Grant Thornton LLP	10-K	001-37402	4.1	April 17, 2017
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-37402	4.1	April 17, 2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-37402	4.1	April 17, 2017
31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-37402	4.1	April 17, 2017

_______________

* Management contract or compensatory plan or arrangement.