Form 10-Q
period 2017-03-31
Till Capital Ltd.
filed 2017-05-12
CIK 1625584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-37402

Till Capital Ltd.

(Exact name of registrant as specified in its Charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization)	Not Applicable (I.R.S. Employer Identification Number)

Crawford House

50 Cedar Avenue

Hamilton, HM11, Bermuda

(Address of Principal Executive Offices, Including Zip Code)

(208) 635-5415

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

______________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	X	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES	X	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

As of May 12, 2017, the registrant had 3,350,284 restricted voting shares outstanding.

TILL CAPITAL LTD.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TILL CAPITAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$9,081,806	$5,320,208
Investments (Note 5)	14,219,462	15,520,774
Investment, equity method (Note 5)	1,232,805	1,248,491
Unpaid losses and loss adjustment expenses ceded (Note 6)	7,458,031	7,058,004
Unearned premiums ceded (Note 7)	9,067,488	1,614,803
Premiums receivable and reinsurance recoverables	9,579,875	2,391,427
Deferred policy acquisition costs (Note 8)	1,335,685	498,889
Assets held for sale (Note 3)	4,548,191	4,543,239
Promissory note receivable (Note 4)	1,464,591	2,410,494
Property, plant, and equipment	49,313	52,676
Royalty and mineral interests	993,714	1,003,373
Deferred income tax asset	629,602	583,153
Goodwill	3,007,022	2,980,819
Other assets	805,958	792,752

Total Assets	$63,473,543	$46,019,102

Liabilities
Reserve for unpaid losses and loss adjustment expenses (Note 6)	$13,696,995	$13,212,366
Unearned premiums (Note 7)	10,793,169	2,283,118
Reinsurance payables	10,518,520	3,193,409
Accounts payable and accrued liabilities	1,488,417	1,143,825
Other liabilities	1,396,136	397,103
Total liabilities	37,893,237	20,229,821

Contingencies (Note 14)

Shareholders' equity
Common stock	3,350	3,350
Additional paid in capital	31,535,060	31,532,168
Treasury stock	(248,951)	(248,951)
Accumulated other comprehensive loss	(2,036,713)	(1,685,517)
Deficit (excluding $105,305,060 reclassified to additional paid in capital in the December 31, 2014 quasi-reorganization)	(3,954,105)	(5,566,729)
Equity attributable to shareholders of Till Capital Ltd.	25,298,641	24,034,321

Non-controlling interests in Silver Predator Corp.	281,665	1,754,960

Total shareholders’ equity	25,580,306	25,789,281

Total liabilities and shareholders' equity	$63,473,543	$46,019,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILL CAPITAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31
	2017	2016

Revenue
Insurance premiums written	$19,833,312	$9,942,138
Insurance premiums ceded to reinsurers	(18,434,476)	(9,617,102)
Change in unearned premiums	(1,105,436)	(177,392)
Net premiums earned	293,400	147,644

Investment income, net (Note 5)	965,351	45,288
Gain on sale of property, plant, and equipment	4,500	43,000
Other revenue	160,170	169,774
Total revenue	1,423,421	405,706
Expenses
Losses and loss adjustment expenses, net (Note 6)	318,031	211,338
General and administrative expenses	581,164	465,658
Salaries and benefits	295,845	555,861
Stock-based compensation	19,751	8,326
Mining related expenses and property impairment	11,032	11,417
Foreign exchange gain	(4,359)	(235,010)
Interest and other expense	2,565	5,550
Total expenses	1,224,029	1,023,140

Income (loss) before income taxes and loss on equity method investment	199,392	(617,434)

Current income tax expense (Note 9)	(10,946)	(55,761)
Deferred income tax benefit (Note 9)	46,449	82,736
Loss on equity method investment (Note 5)	(15,686)	(8,581)

Net income (loss)	$219,209	$(599,040)

Net income (loss) attributable to:
Shareholders of Till Capital Ltd.	$210,103	$(641,955)
Non-controlling interests	9,106	42,915

Net income (loss)	$219,209	$(599,040)

Other comprehensive (loss) income:
Change in cumulative foreign exchange translation adjustment	$201,099	$885,653
Change in net unrealized gains on available for sale investments	449,201	612,353
Reclassification adjustment for net realized (gain) loss on available for sale investments	(1,001,496)	(236,415)
Other comprehensive (loss) income	(351,196)	1,261,591

Comprehensive (loss) income	$(131,987)	$662,551

Basic and diluted net income (loss) per share of Till Capital Ltd.	$0.06	$(0.19)
Weighted average number of shares outstanding	3,350,284	3,429,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILL CAPITAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2017	2016

Cash flows from operating activities
Net income (loss)	$219,209	$(599,040)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes (Note 9)	(46,449)	(82,736)
Depreciation and amortization expense	80,324	46,121
Stock-based compensation	19,751	8,326
Gain on sale of property, plant and equipment	(4,500)	(43,000)
Gain on investments	(965,351)	(45,288)
Loss on equity method investment	15,686	8,581
Other non-cash items, net	—	(26,975)
Changes in operating assets and liabilities:
Increase in premiums receivable and reinsurance recoverables	(7,188,448)	(266,680)
Increase in unpaid losses, LAE, and amounts ceded	84,602	203,393
Increase in reinsurance payables	7,325,111	1,463,205
Increase in deferred policy acquisition costs	(836,796)	(82,736)
Increase in unearned premiums	1,057,366	129,534
Increase (decrease) in accounts payable and other liabilities	1,343,625	(549,151)
Other working capital changes	(9,414)	(24,109)
Net cash provided by operating activities	1,094,716	139,445

Cash flows from investing activities
Proceeds from sales of available for sale investments (Note 5)	1,335,452	544,400
Sales (purchases) of held for trading investments, net	417,839	(1,199,832)
Proceeds from sale of mineral properties	—	131,417
Sales of property, plant, and equipment, net	4,500	43,000
Development costs capitalization	(80,986)	(69,550)
Net cash provided by (used in) investing activities	1,676,805	(550,565)

Cash flows from financing activities
Proceeds from note receivable (Note 4)	913,879	—
Net cash provided by financing activities	913,879	—

Increase (decrease) in cash and cash equivalents	3,685,400	(411,120)
Effect of foreign exchange rate changes on cash and cash equivalents	76,198	536,367
Cash and cash equivalents, beginning of period	5,320,208	1,519,881

Cash and cash equivalents, end of period	$9,081,806	$1,645,128

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid, net	$9,065	$9,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILL CAPITAL LTD.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2017 and 2016

(Unaudited)

1.	BASIS OF PRESENTATION

Basis of presentation and measurement

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position of Till Capital Ltd. ("Till") and its subsidiaries at March 31, 2017 and December 31, 2016 and the results of operations and cash flows for the three months ended March 31, 2017 and 2016. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and notes thereto. Actual results could differ from those estimates.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Till's latest annual report on Form 10-K for the year ended December 31, 2016.

	Three Months Ended March 31
	2017	2016
Exchange rate comparisons at period end	US$1 = CDN$1.331	US$1 = CDN$1.2968
Average exchange rate for the period	US$1 = CDN$1.3238	US$1 = CDN$1.3733

The exchange rate comparison at December 31, 2016 was US$1 = CDN$1.3427.

Basic and diluted income (loss) per restricted voting share are calculated on Till's income (loss) attributed to Till's shareholders divided by the weighted average number of Till shares outstanding during the period.

2.	SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to Till's significant accounting policies described in Till's annual report on Form 10-K for the year ended December 31, 2016.

Accounting pronouncements

The recent accounting pronouncements described below have had or may have a significant effect on Till's condensed consolidated financial statements or on its disclosures on future adoption. Till does not discuss recent pronouncements that (i) are not anticipated to have an impact on Till or (ii) are unrelated to Till's financial condition, results of operations, or related disclosures.

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

In May 2015, the FASB issued ASU No. 2015-09, Financial Services - Insurance (Topic 944), that requires additional disclosures for short-duration insurance contracts. Till adopted those disclosures as of December 31, 2016, and has included, in Note 6, disclosures that provide more information about initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and, if available, the timing, frequency, and severity of claims. This guidance requires a change in disclosure only and adoption of this guidance did not have any effect on Till's financial condition or results of operations.

In September 2015, the FASB issued ASU Topic 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, that allows an entity to recognize adjustments to provisional amounts in a business combination in the reporting period in which the adjustment amounts are determined. Topic 805 is effective for fiscal year 2017. Till adopted this guidance beginning in the first quarter of 2017.

In January 2016, the FASB issued ASU Topic 2016-01, Financial Statements - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that requires equity investments to be measured at fair value with changes in fair value recognized in income, use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument- specific credit risk, and eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. Topic 825-10 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. Till is assessing the impact of adopting this accounting standard on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, that provides guidance that affects the recognition, measurement, presentation and disclosure of leases. The new guidance requires substantially all leases to be reported on the balance sheet as right-to-use assets and lease liabilities, as well as additional disclosures. The standard is effective as of January 1, 2019, and early adoption is permitted. While Till has limited leasing activities, Till is in the early stages of evaluating the impact of the new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU Topic 2016-09, Compensation-Stock Compensation (Topic718), that requires recognition of the excess tax benefits or deficiencies of share-based awards through net income rather than through additional paid in capital. Additionally, the guidance allows for an election to account for forfeitures related to share-based payments either as they occur or through an estimation method. Till adopted this guidance beginning in the first quarter of 2017 and it will not have a significant impact on its financial statements.

In January 2017, the FASB issued ASU Topic 2017-04, Intangibles-Goodwill and Other, that provides updated guidance on goodwill impairment testing requiring entities to calculate the implied fair value of goodwill through a hypothetical purchase price allocation. Under the updated guidance, impairment will have to be recognized as the amount by which a reporting unit’s carrying value exceeds its fair value. The standard is effective for Till in the first quarter of 2020 on a prospective basis with early adoption permitted. Till is evaluating the impact of this guidance.

No other new accounting pronouncement issued or effective during 2017 had or is expected to have a material impact on Till's consolidated financial statements or disclosures.

3.	ASSETS HELD FOR SALE

In the second quarter of 2015, Till's controlled subsidiary, Silver Predator Corp. ("SPD"), of which Till, through its 100% owned subsidiary, Resource Re Ltd. ("RRL"), owns 64% of the outstanding shares, announced its intention to realize value from some of its assets by initiating a process to sell all, or part, of the tangible and mineral property assets at some of its properties in Nevada. SPD’s Board of Directors and management committed to a plan to sell Springer Mining Company ("SMC") and the Taylor Mill. Since initiating that process, active negotiations have been held related to the sale of those assets.

In January 2017, SPD gave 100% of its ownership of SMC to Till's 100% owned subsidiary, Golden Predator US Holding Corp. ("GPUS"), in exchange for the release of a related party debt owed to RRL. The impact of that transaction of approximately $1 million is included within the decrease in non-controlling interests. Till's Board of Directors and management is committed to a plan to sell SMC. Assets held for sale as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Assets held for sale:
Cash, accounts receivable, and prepaid expenses	$28,351	$23,399
Reclamation bonds	32,401	32,401
Mineral properties	488,871	488,871
Property, plant, and equipment	3,998,568	3,998,568
Total	$4,548,191	$4,543,239

SPD's Taylor Mill assets had a book value of $-0- at March 31, 2017 and December 31, 2016.

4.	PROMISSORY NOTE RECEIVABLE

Till holds a promissory note receivable from Golden Predator Mining Corp. ("GPY") with an original face amount of CDN$3,753,332 (US$2,570,950). That promissory note bears interest at 6% per annum to June 1, 2016, 8% per annum to June 1, 2017, 10% per annum to June 1, 2018, and 12% thereafter.

The first installment of CDN$717,450 (US$546,545) was received on May 25, 2016 and the second installment of CDN$1,216,373 (US$913,879) was received on March 31, 2017. The remaining balance of that promissory note is repayable in amounts, including interest, of CDN$1,348,932 on June 1, 2018, and CDN$1,232,000 on June 1, 2019. All amounts are to be paid in cash. That promissory note is secured by the shares of GPY's 100% owned subsidiary, Golden Predator Exploration, Ltd., and by GPY's interests in the Brewery Creek and 3 Aces properties.

The promissory note was initially recognized at fair value, and has subsequently been carried at amortized cost using the effective interest rate method.

Fair value of note at December 31, 2016	$2,410,494
Payment on March 31, 2017	(913,879)
Foreign exchange loss	(32,024)
Carrying value, March 31, 2017	$1,464,591

5.	INVESTMENTS

The following tables summarize the differences between cost or amortized cost and fair value, by major investment category, at March 31, 2017 and December 31, 2016:

Trading investments

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017:
Equity securities - natural resource sector	$278,873	$71,956	$17,933	$332,896
Equity securities - all other sectors	1,054,076	125,816	4,715	1,175,177
Total	$1,332,949	$197,772	$22,648	$1,508,073
December 31, 2016:
Equity securities - natural resource sector	$642,914	$4,515	$134,536	$512,893
Equity securities - all other sectors	1,828,778	—	395,689	1,433,089
Total	$2,471,692	$4,515	$530,225	$1,945,982

Available for sale investments

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017:
Canadian government bonds and provincial bonds	$8,002,395	$78,870	$—	$8,081,265
Equity securities - bond funds	4,501,968	—	36,344	4,465,624
Equity securities - natural resource sector	102,397	79,304	17,201	164,500
Total	$12,606,760	$158,174	$53,545	$12,711,389
December 31, 2016:
Canadian government bonds and provincial bonds	$8,114,813	$58,709	$6	$8,173,516
Equity securities - bond funds	4,467,788	—	48,439	4,419,349
Equity securities - natural resource sector	335,267	661,555	14,895	981,927
Total	$12,917,868	$720,264	$63,340	$13,574,792

Total Investments

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017:
Held for trading	$1,332,949	$197,772	$22,648	$1,508,073
Available for sale	12,606,760	158,174	53,545	12,711,389
Total	$13,939,709	$355,946	$76,193	$14,219,462
December 31, 2016:
Held for trading	$2,471,692	$4,515	$530,225	$1,945,982
Available for sale	12,917,868	720,264	63,340	13,574,792
Total	$15,389,560	$724,779	$593,565	$15,520,774

Realized gain (loss) on investments, net

Till calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Till determines the cost or amortized cost of the bonds sold using the specific-identification method and all other securities sold using the average cost method.

Held for trading investments

The net gain from held for trading investments was $254,505 and $147,179 for the three months ended March 31, 2017 and 2016, respectively.

Available for sale investments

	Three Months Ended March 31
	2017		2016
	Gains	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Equities	$1,001,496	$1,335,452	$253,373	$427,536
Total realized gains	1,001,496	1,335,452	253,373	427,536
Equities	—	—	(16,958)	116,864
Total realized losses	—	—	(16,958)	116,864
Net realized gains	$1,001,496	$1,335,452	$236,415	$544,400

The following tables summarize Till's fixed maturities by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	March 31, 2017
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$3,323,143	27%	$3,330,249	27%
Due after one year through five years	7,182,003	57	7,195,927	57
Due after five years through 10 years	1,999,217	16	2,020,713	16
Due after ten years	—	—	—	—
Total	$12,504,363	100%	$12,546,889	100%

	December 31, 2016
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$2,063,193	16%	$2,064,575	16%
Due after one year through five years	8,309,375	66	8,315,177	66
Due after five years through 10 years	2,210,033	18	2,213,113	18
Due after ten years	—	—	—	—
Total	$12,582,601	100%	$12,592,865	100%

Net change in unrealized gain (loss) on investments

Available for sale investments

	Three Months Ended March 31
	2017	2016
Canadian government and provincial bonds	$(80,217)	$89,195
Bond funds	12,095	(13,689)
Equities	(484,173)	300,432
Included in accumulated other comprehensive income (loss)	$(552,295)	$375,938

Investment income (expense)

	Three Months Ended March 31
	2017	2016
Net interest and dividends	$129,028	$124,353
Investment related expenses	(419,678)	(154,595)
Total	$(290,650)	$(30,242)

Investment income (loss), net

	Three Months Ended March 31
	2017	2016
Net gain on held for trading securities	$254,505	$147,179
Net realized gain on available for sale securities	1,001,496	236,415
Change in unrealized loss on derivative liability	—	(308,064)
Net investment expense	(290,650)	(30,242)
Total	$965,351	$45,288

The following table presents information about Till’s assets measured at fair value on a recurring basis.

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Canadian government bonds and provincial bonds	$12,546,889	$4,465,625	$8,081,264	$—
Equity securities	1,672,573	1,405,723	266,850	—
Total investments	$14,219,462	$5,871,348	$8,348,114	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Canadian government bonds and provincial bonds	$12,592,865	$4,419,349	$8,173,516	$—
Equity securities	2,927,909	2,694,945	232,964	—
Total investments	$15,520,774	$7,114,294	$8,406,480	$—

The following table presents an aging of Till’s unrealized investment losses on available for sale investments by investment class as of March 31, 2017 and March 31, 2016.

	Less than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
March 31, 2017:
Equity securities - bond funds	—	$—	$—	2	$36,344	$4,465,625
Equity security - natural resource sector	—	—	—	1	17,201	164,500
Total	—	$—	$—	3	$53,545	$4,630,125
March 31, 2016:
Equity securities - bond funds	1	$4,759	$2,308,626	—	$—	$—
Equity security - natural resource sector	—	—	—	1	1,779	15,423
Total	1	$4,759	$2,308,626	1	$1,779	$15,423

Equity Investment in Limited Liability Company

Till, through RRL, has an investment in IG Copper LLC (“IGC”) that is accounted for under the equity method of accounting that is summarized as follows:

	March 31, 2017	December 31, 2016
Balance, beginning of period	$1,248,491	$1,089,570
Additional investments	—	219,179
Share of accumulated equity method losses	(15,686)	(60,258)
Balance, end of period	$1,232,805	$1,248,491
Till's ownership percentage	3.59%	3.59%

On December 17, 2016, Till, through RRL, entered into an unsecured loan agreement with IGC. Under that loan agreement, the principal amount loaned by RRL was $400,000, the annual interest rate is 15%, and the loan and accrued interest are due August 19, 2017. At the sole discretion of RRL, RRL can elect for interest on the loan to be paid in membership interests in IGC at $7 per membership interest. As of March 31, 2017 and December 31, 2016, the loan and accrued interest totaled $416,767 and $401,973, respectively, and is included in other assets.

6.	UNPAID LOSSES, LOSS ADJUSTMENT EXPENSES, AND AMOUNTS CEDED

Summary of changes in outstanding losses and loss adjustment expenses ("LAE") and amounts ceded

	Three Months Ended March 31
	2017			2016
	Unpaid Losses and LAE	Amounts Ceded	Net	Unpaid Losses and LAE	Amounts Ceded	Net
Balance, beginning of period	$13,212,366	$7,058,004	$6,154,362	$14,539,623	$7,304,975	$7,234,648
Losses and LAE incurred for insured events related to:
Current period	5,838,829	5,825,146	13,683	4,646,918	4,630,575	16,343
Prior periods	1,548,754	1,244,406	304,348	1,639,076	1,444,081	194,995
Total incurred	7,387,583	7,069,552	318,031	6,285,994	6,074,656	211,338
Losses and LAE paid:
Current period events	(5,678,881)	(5,678,881)	—	(4,469,014)	(4,469,014)	—
Prior period events	(1,365,872)	(1,055,842)	(310,030)	(1,915,472)	(1,356,778)	(558,694)
Total paid	(7,044,753)	(6,734,723)	(310,030)	(6,384,486)	(5,825,792)	(558,694)
Adjustment due to currency conversion	141,799	65,198	76,601	1,115,580	564,831	550,749
Balance, end of period	$13,696,995	$7,458,031	$6,238,964	$15,556,711	$8,118,670	$7,438,041

The following table depicts written premiums and earned premiums, showing the effects of these components on Till's condensed consolidated statements of income (loss) and comprehensive income (loss).

	Three Months Ended March 31
	2017	2016

Premiums written:
Direct	$19,828,827	$9,942,138
Assumed	4,485	—
Ceded	(18,434,476)	(9,617,102)
Net premiums written	$1,398,836	$325,036

Change in unearned premiums:
Direct	$(8,584,383)	$(1,355,512)
Assumed	—	—
Ceded	7,478,947	1,178,120
Net increase	$(1,105,436)	$(177,392)

Premiums earned:
Direct	$11,244,444	$8,586,626
Assumed	4,485	—
Ceded	(10,955,529)	(8,438,982)
Net premiums earned	$293,400	$147,644

7.	UNEARNED PREMIUMS

Summary of changes in unearned premiums and unearned premiums ceded

	Three Months Ended March 31
	2017			2016
	Unearned Premiums	Unearned Premiums Ceded	Net	Unearned Premiums	Unearned Premiums Ceded	Net
Balance, beginning of period	$2,283,118	$1,614,803	$668,315	$2,432,468	$1,615,977	$816,491
Premiums written	19,833,312	18,434,476	1,398,836	9,942,138	9,617,102	325,036
Premiums earned	(11,282,390)	(10,955,529)	(326,861)	(8,995,486)	(8,768,201)	(227,285)
Adjustment due to currency conversion	(40,871)	(26,262)	(14,609)	400,847	369,064	31,783
Balance, end of period	$10,793,169	$9,067,488	$1,725,681	$3,779,967	$2,833,942	$946,025

8.	DEFERRED POLICY ACQUISITION COSTS

Summary of changes in deferred policy acquisition costs

	Three Months Ended March 31
	2017	2016
Balance, beginning of period	$498,889	$465,472
Acquisition costs deferred	3,731,169	2,469,557
Amortization of deferred policy acquisition costs	(2,894,373)	(2,343,076)
Balance, end of period	$1,335,685	$591,953

9.	INCOME TAXES

Till’s net income tax benefit consisted of Canadian current income tax expense of $10,946 and $55,761 for the three months ended March 31, 2017 and 2016, respectively, which corresponds to an estimated annual effective tax rate of 29.7% and 26.7% for the three months ended March 31, 2017 and 2016, respectively, and deferred income tax benefit of $46,449 and $82,736 for the three months ended March 31, 2017 and 2016, respectively.

10.	INCOME (LOSS) PER SHARE

Till uses the treasury stock method to calculate diluted income (loss) per share. Following the treasury stock method, the numerator for Till’s diluted income (loss) per share calculation remains unchanged from the basic income (loss) per share calculation, as the assumed exercise of Till’s stock options and warrants does not result in an adjustment to net income or loss.

Stock options to purchase 119,952 restricted voting shares were outstanding at March 31, 2017 and December 31, 2016. Warrants to purchase 179,500 restricted voting shares were outstanding at March 31, 2017 and March 31, 2017. Those stock options and warrants were excluded in the calculation of diluted earnings per share because the exercise price of the awards was greater than the weighted average market value of the restricted voting shares in the three months ended March 31, 2017.

11.	SEGMENT DATA

Till operates in a single segment, that being insurance.

Till's revenue is attributed to the following geographical areas:

	Three Months Ended March 31
	2017	2016
Canada	$349,401	$519,127
Bermuda	434,472	(143,241)
United States	639,548	29,820
Total	$1,423,421	$405,706

12.	RELATED PARTY DISCLOSURES

Service agreements

Till is party to service agreements with SPD whereby Till provides accounting and corporate communications services on a cost-plus recovery basis. During the three month periods ended March 31, 2017 and 2016, Till charged SPD $9,000 for those services, respectively.

13.	CAPITAL MANAGEMENT

Regulatory capital

Till manages capital on an aggregate basis, as well as individually for each regulated entity. Till's insurance subsidiaries are subject to the regulatory capital requirements defined by the Bermuda Monetary Authority (“BMA”) for RRL and by the Office of Superintendent of Financial Institutions (Canada) (“OSFI”) for Omega General Insurance Company (“Omega”).

Till’s objectives when managing capital consist of:

•	Ensuring that policyholders in the insurance and reinsurance subsidiaries are protected while complying with regulatory capital requirements.
•	Maximizing long-term shareholder value by optimizing capital used to operate and grow Till.

Till views capital as a scarce and strategic resource. That resource protects the financial well-being of the organization, and is also critical in enabling Till to pursue strategic business opportunities. Adequate capital also acts as a safeguard against possible unexpected losses, and as a basis for confidence in Till by shareholders, policyholders, creditors, and others. For the purpose of capital management, Till has defined capital as shareholders’ equity, excluding accumulated other comprehensive income ("AOCI"). Capital is monitored by Till's Board of Directors. Till's insurance subsidiaries are subject to minimum capital requirements that, in the case of RRL, is $1 million, and, in the case of Omega, the Minimum Capital Test (MCT) is calculated based on guidelines established by OSFI. Those amounts are not available to satisfy liabilities of Till or other subsidiaries. Both RRL and Omega are in compliance with those requirements.

RRL

RRL is registered under The Bermuda Insurance Act 1978 and related regulations (the “Act”) that require RRL to file a statutory financial return and maintain certain measures of solvency and liquidity. The required Minimum General Business Solvency Margin at March 31, 2017 was $1 million. The Minimum Liquidity Ratio is the ratio of the insurer’s relevant assets to its relevant liabilities. The minimum allowable ratio is 75%. RRL’s relevant assets at March 31, 2017 were $12.8 million (December 31, 2016 - $16.8 million) and 75% of its relevant liabilities as of March 31, 2017 was $545,408 (December 31, 2016 - $161,988). As of March 31, 2017 and December 31, 2016, RRL is in compliance with those requirements.

Omega

OSFI has set out expectations of a 100% MCT as the minimum and have also set out 150% MCT as the supervisory target for Canadian property and casualty insurance companies. As of March 31, 2017, Omega had total capital available of CDN$9.2 (US$6.9) million (December 31, 2016 - CDN$9.4 (US$7.0) million) and a total capital required of CDN$2.5 (US$1.9) million (December 31, 2016 - CDN$1.9 (US$1.4) million) resulting in a MCT of 367% (December 31, 2016 - 499%). As of March 31, 2017 and December 31, 2016, Omega is in compliance with OSFI's MCT requirement.

Statutory Accounting Practices for RRL and Omega.

RRL and Omega follow accounting practices prescribed or permitted by their respective regulators, Bermuda and Canada, respectively. Statutory accounting practices applicable to RRL differ from GAAP in certain areas, the most significant being that statutory accounting practices:

•	Require the expensing of policy acquisition costs as incurred, i.e., does not allow for the deferral and amortization of policy acquisition costs, i.e., DPAC.
•	Require that certain investments be recorded at cost or amortized cost and allows bonds to be carried at amortized cost or fair value based on an independent rating.
•	Specify how much, if any, of a deferred income tax asset is reportable as an admitted asset.

14.	CONTINGENCIES

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

15.	SUBSEQUENT EVENTS

Montego Resource, Inc.

On April 3, 2017, SPD announced that it had entered into an option agreement with Montego Resources, Inc. (“Montego”) whereby Montego has the right to acquire certain Taylor mining claims in Nevada (the “Mining Claims”) from SPD. The terms of that agreement specify, among other things, that Montego (i) make a series of cash payments to SPD totaling $1.2 million over a three-year period, (ii) issue a total of 2,500,000 shares of Montego’s common stock to SPD over a three-year period, and (iii) expend at least $700,000 on the Mining Claims. In addition to the foregoing conditions, the completion of the transaction is subject to a number of closing conditions. As such, there can be no assurance that all of those conditions will be satisfied or that Montego will ultimately acquire a 100% interest in the Mining Claims.

Sale of mineral property

On April 11, 2017, Till's subsidiary, GPUS, received $1.16 million from the sale of a mineral property to an unrelated party, resulting in a gain of approximately $1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations.

The following should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Till’s consolidated financial statements for the year ended December 31, 2016 included in Till’s Annual Report on Form 10-K as filed with the SEC (the “2016 Report”).

Cautionary Statement for Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q (this “Report”) of Till Capital Ltd. ("Till," "we," "us" or "our"), including statements in this MD&A, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, future events, or performance (often, but not always, using phrases such as “expects” or “does not expect,” “is expected,” “anticipates”, or “does not anticipate,” “plans,” “scheduled,” “forecasts,” “estimates,” “believes,” “intends,” or variations of such words and phrases or stating that certain actions, events, or results “may,” “could,” “would,” “might,” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements and are intended to identify forward-looking statements. Those forward-looking statements are based on the beliefs of our management, as well as on assumptions that such management believes to be reasonable, based on information currently available at the time such statements were made. Forward-looking statements speak only as of the date they are made, and we assume no duty to, and do not undertake to, update forward-looking statements.

Any or all forward-looking statements may turn out to be wrong, and, accordingly, Till cautions readers not to place undue reliance on such statements. Till bases these statements on current expectations and the current economic environment as of the date of this Report. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties that may be important in determining Till’s actual future results and financial condition.

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted or that may materially and adversely affect our actual results include but are not limited to (i) the cyclical nature of the insurance and reinsurance markets, (ii) fluctuations in the number and severity of insurance claims, (iii) our ability to purchase reinsurance on favorable terms when required, (iv) changes in the legal and regulatory environment in the U.S., Canada or Bermuda, (v) changes in insurance industry trends and significant industry developments, (vi) the effect of emerging claim and coverage issues on our business, (vii) any suspension or revocation of RRL’s or Omega’s reinsurance/insurance license, (viii) fluctuations in interest rates that could have an impact on our ability to generate investment income, (ix) our ability to access capital when needed, and (x) changes in ratings by ratings agencies of Till and/or its insurance company subsidiaries.  For additional information, see pages 1-3 and Part I, Item 1A. Risk Factors in the 2016 Report.

Overview

Till is an insurance holding company domiciled in Bermuda. Through Till’s two wholly-owned insurance subsidiaries, RRL and Omega, we provide property and casualty insurance and reinsurance business. Till operates in a single segment, specifically insurance.

RRL, a Bermuda domiciled company, was organized to offer reinsurance coverage to a select group of insurance companies, e.g., captive insurers, privately-held insurers, and other global insurers and reinsurers. RRL entered into its initial reinsurance contracts effective December 31, 2014. Those initial reinsurance contracts were novated in September 2015. RRL currently does not have any active reinsurance contracts in force. RRL intends to participate in reinsurance contracts using the Multi-Strat Re platform to underwrite medium- to long-term property and casualty business, as acceptable opportunities are identified. RRL’s primary sources of income are reinsurance premiums and investment income. RRL also owns 64% of the outstanding shares of Silver Predator Corp., a Canadian-based junior mineral exploration company that has historically been engaged in exploring for and developing economically viable silver, gold, and tungsten deposits in Canada and the United States, with a focus on Nevada and Idaho.

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

The discussion of Till's financial condition and results of operations that follows is intended to provide summarized information to assist the reader in understating Till's condensed consolidated financial statements, as well as to provide explanations as regards the primary factors that accounted for those financial statement changes from year to year and quarter to quarter. This discussion should be read in conjunction with Till's condensed consolidated financial statements that appear in Part I, Item 1 of this Report.

Critical Accounting Estimates

When Till prepares its condensed consolidated financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America ("GAAP"), Till must make estimates and assumptions about future events that affect the amounts reported. Certain of those estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because Till continuously evaluates those estimates and assumptions based on a variety of factors, actual results could materially differ from Till's estimates and assumptions if changes in one or more factors require Till to make accounting adjustments. During the three months ended March 31, 2017, Till reassessed its critical accounting policies and estimates as disclosed within the 2016 Report; Till has made no material changes or additions with regard to such policies and estimates.

Results of Operations - Three month period ended March 31, 2017 compared with three month period ended March 31, 2016.

The following table summarizes Till’s consolidated results of operations for the quarters indicated:

	Three Months Ended March 31
	2017	2016
Revenue:
Insurance premiums written	$19,833,312	$9,942,138
Insurance premiums ceded to reinsurers	(18,434,476)	(9,617,102)
Change in unearned premiums	(1,105,436)	(177,392)
Net premiums earned	293,400	147,644

Investment income, net	965,351	45,288
Gain on sale of property, plant, and equipment	4,500	43,000
Other revenue	160,170	169,774
Total Revenue	1,423,421	405,706

Expenses:
Losses and loss adjustment expenses, net	318,031	211,338
General and administrative expenses	581,164	465,658
Salaries and benefits	295,845	555,861
Stock-based compensation	19,751	8,326
Mining related expenses and property impairment	11,032	11,417
Foreign exchange gain	(4,359)	(235,010)
Interest and other expense	2,565	5,550
Total Expenses	1,224,029	1,023,140

Income (loss) before income taxes and equity loss on equity method investment	199,392	(617,434)
Current income tax expense	(10,946)	(55,761)
Deferred income tax benefit	46,449	82,736
Loss on equity method investment	(15,686)	(8,581)
Net income (loss)	$219,209	$(599,040)

Income (loss) attributable to:
Shareholders of Till Capital Ltd.	210,103	(641,955)
Non-controlling interests	9,106	42,915
Net income (loss)	$219,209	$(599,040)

Basic and diluted income (loss) per share of Till Capital Ltd.	$0.06	$(0.19)
Weighted average number of shares outstanding	3,350,284	3,429,284

Revenue

Insurance premiums written

Insurance premiums written increased from $9.9 million for the three months ended March 31, 2016 to $19.8 million for the three months ended March 31, 2017. That increase in insurance premiums relates primarily to a new insurance program at Omega during the three months ended March 31, 2017, as well as growth in another of Omega's insurance programs.

Insurance premiums ceded to reinsurers

Insurance premiums ceded to reinsurers increased from $9.6 million for the three months ended March 31, 2016 to $18.4 million for the three months ended March 31, 2017. That increase in insurance premiums ceded to reinsurers relates primarily to a new insurance program at Omega during the three months ended March 31, 2017, as well as growth in another of Omega's insurance programs.

Change in unearned premiums

Change in unearned premiums increased from $0.2 million for the three months ended March 31, 2016 to $1.1 million for the three months ended March 31, 2017. That increase in change in unearned premiums relates primarily to a new insurance program at Omega during the three months ended March 31, 2017, as well as growth in another of Omega's insurance programs.

Investment income, net

Investment income, inclusive of net realized investment gains and losses, increased from $0.05 million for the three months ended March 31, 2016 to $0.97 million for the three months ended March 31, 2017. That increase in net investment income was due to trading of futures and options strategies, and an increase in the market value of a legacy natural resource investment that was liquidated during 2017 as part of Till’s ongoing business strategy to focus on the insurance industry.

Gain on sale of property, plant, and equipment

Gain on sale of property, plant, and equipment decreased from $43,000 for the three months ended March 31, 2016 to $4,500 for the three months ended March 31, 2017. That decrease in gain on sale of property, plant, and equipment was due to fewer sales of property, plant, and equipment during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Total revenue

Total revenue increased from $0.4 million for the three months ended March 31, 2016 to $1.4 million for the three months ended March 31, 2017. That increase in total revenue was due principally to increased investment income as well as increased net premiums earned for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Expenses

Losses and loss adjustment expenses, net

Losses and loss adjustment expenses net of amounts ceded to reinsurers increased from $0.2 million for the three months ended March 31, 2016 to $0.3 million for the three months ended March 31, 2017. That increase in loss and loss adjustment expenses net of amounts ceded to reinsurers was due to higher adverse development on prior-year claims incurred in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

General and administrative expenses

General and administrative expenses increased from $0.5 million for the three months ended March 31, 2016 to $0.6 million for the three months ended March 31, 2017. That increase in general and administrative expenses was due to higher professional fees for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Salaries and benefits

Salaries and benefits decreased from $0.6 million for the three months ended March 31, 2016 to $0.3 million for the three months ended March 31, 2017. That decrease in salaries and benefits resulted principally from a one-time payment to Till's former CFO during the three months ended March 31, 2016.

Foreign exchange gain

Foreign exchange gain decreased from $0.24 million for the three months ended March 31, 2016 to $4,359 for the three months ended March 31, 2017. That decrease in foreign exchange gain is due to less strengthening of the Canadian dollar compared to the U.S. dollar for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Income tax benefit

Income tax benefit increased from $26,975 for the three months ended March 31, 2016 to $35,503 for the three months ended March 31, 2017. That increase in income tax benefit was due to a decrease in current income tax expense from $55,761 for the three months ended March 31, 2016 to $10,946 for the three months ended March 31, 2017; partially offset by the smaller increase in the deferred tax asset at Omega for the three months ended March 31, 2017 of $46,449 compared to $82,736 for the three months ended March 31, 2016.

Net income (loss)

Net income increased from a net loss of $0.6 million for the three months ended March 31, 2016 to net income of $0.2 million for the three months ended March 31, 2017. That increase in net income was due principally to increased investment income and net premiums earned for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, and decreased salaries and benefits for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in net income was partially offset by higher net losses and loss adjustment expenses and general and administrative expenses, and decreased gain on foreign exchange for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Financial Condition - March 31, 2017 compared with December 31, 2016.

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$9,081,806	$5,320,208
Investments	15,452,267	16,769,265
Unpaid losses and loss adjustment expenses ceded	7,458,031	7,058,004
Unearned premiums ceded	9,067,488	1,614,803
Premiums receivable and reinsurance recoverables	9,579,875	2,391,427
Deferred policy acquisition costs	1,335,685	498,889
Assets held for sale	4,548,191	4,543,239
Promissory note receivable	1,464,591	2,410,494
Other assets	1,848,985	1,848,801
Deferred income tax asset	629,602	583,153
Goodwill	3,007,022	2,980,819
Total assets	$63,473,543	$46,019,102

Reserve for unpaid losses and loss adjustment expenses	$13,696,995	$13,212,366
Unearned premiums	10,793,169	2,283,118
Reinsurance payables	10,518,520	3,193,409
Accounts payable and accrued liabilities	1,488,417	1,143,825
Other liabilities	1,396,136	397,103
Total liabilities	$37,893,237	$20,229,821

Total shareholders’ equity	$25,580,306	$25,789,281

Cash and cash equivalents and investments

Cash and cash equivalents ($9.1 million) and investments ($15.5 million) totaled $24.6 million at March 31, 2017 as compared to cash and cash equivalents ($5.3 million) and investments ($16.8 million) that totaled $22.1 million at December 31, 2016. That increase in cash and cash equivalents resulted from the sale of investments and the receipt of a payment on a note receivable. The decline in investments resulted from maturities in investments in the normal course of business and sales of natural resource investments.

Unearned premiums ceded

Unearned premiums ceded totaled $9.1 million at March 31, 2017 as compared to $1.6 million at December 31, 2016. That increase in unearned premiums ceded relates primarily to a new insurance program at Omega during the three months ended March 31, 2017, growth in another of Omega's insurance programs, and fluctuations resulting from renewals occurring during the three months ended March 31, 2017 for insurance policies renewed under Omega's other insurance programs.

Premiums receivable and reinsurance recoverables

Premiums receivable and reinsurance recoverables totaled $9.6 million at March 31, 2017 as compared to $2.4 million at December 31, 2016. That increase in premiums receivable and reinsurance recoverables relates primarily to a new insurance program at Omega during the three months ended March 31, 2017, and growth in another of Omega's insurance programs.

Deferred policy acquisition costs ("DPAC")

DPAC totaled $1.3 million at March 31, 2017 as compared to $0.5 million at December 31, 2016. That increase in DPAC relates primarily to a new insurance program at Omega during the three months ended March 31, 2017, and growth in Omega's other insurance programs.

	March 31, 2017	December 31, 2016
Balance, beginning of period	$498,889	$465,472
Acquisition costs deferred	3,731,169	11,110,040
Amortization of DPAC	(2,894,373)	(11,076,623)
Balance, end of period	$1,335,685	$498,889

Reserve for unpaid losses and loss adjustment expenses

Reserve for unpaid losses and loss adjustment expenses totaled $13.7 million at March 31, 2017 as compared to $13.2 million at December 31, 2016. That increase in reserve for unpaid losses and loss adjustment expenses is in the normal course of business and was due to incurred claims being higher than paid claims during the three months ended March 31, 2017.

Unearned premiums

Unearned premiums totaled $10.8 million at March 31, 2017 as compared to $2.3 million at December 31, 2016. That increase in unearned premiums relates primarily a new insurance program at Omega during the three months ended March 31, 2017, significant growth in another of Omega's insurance programs, and fluctuations resulting from renewals occurring during the three months ended March 31, 2017 for insurance policies renewed under Omega's other insurance programs.

Reinsurance payables

Reinsurance payables totaled $10.5 million at March 31, 2017 as compared to $3.2 million at December 31, 2016. That increase in reinsurance payables relates primarily to a new insurance program at Omega during the three months ended March 31, 2017, and growth in Omega's other insurance programs.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $1.5 million at March 31, 2017 as compared to $1.1 million at December 31, 2016. That increase in accounts payable and accrued liabilities relates primarily to increased securities sold-short as of March 31, 2017 compared to December 31, 2016.

Other liabilities

Other liabilities totaled $1.4 million at March 31, 2017 as compared to $0.4 million at December 31, 2016 and is comprised mostly of unearned premiums at Omega. That increase in other liabilities related primarily to a new insurance program at Omega during the three months ended March 31, 2017, and growth in Omega's other insurance programs.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31
	2017	2016
Net cash provided by (used in):
Operating activities	$1,094,716	$139,445
Investing activities	1,676,805	(550,565)
Financing activities	913,879	—
Increase (decrease) in cash and cash equivalents	3,685,400	(411,120)
Effects of foreign exchange	76,198	536,367
Cash and cash equivalents, beginning of period	5,320,208	1,519,881
Cash and cash equivalents, end of period	$9,081,806	$1,645,128

Operating activities

Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2017 as compared to $0.1 million for the three months ended March 31, 2016, a change of $1.0 million. That increase in cash provided by operating activities in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily due an increase in unearned premiums for the three months ended March 31, 2017.

Investing activities

Net cash provided by investing activities was $1.7 million for the three months ended March 31, 2017 as compared to cash used of $0.6 million for the three months ended March 31, 2016. That increase is primarily the result of net sales of investments that contributed $1.8 million in positive cash flow for the three months ended March 31, 2017 and in the cash outflow of $0.7 million for the three months ended March 31, 2016 from net purchases of investments.

Financing activities

Net cash provided by financing activities amounted to $0.9 million for the three months ended March 31, 2017 as compared to $-0- for the three months ended March 31, 2016. The source of cash for the three months ended March 31, 2017 was the receipt of $0.9 million on a note receivable.

Off-Balance Sheet Arrangements

As of March 31, 2017, Till did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

Not applicable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Till’s management evaluated, with the participation of Till’s principal executive and principal financial officers, the effectiveness of Till's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of March 31, 2017.  Based on their evaluation, Till’s principal executive and principal financial officers concluded that Till’s disclosure controls and procedures were effective as of March 31, 2017. There has been no change in Till’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, Till's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Till is party to various litigation matters in the ordinary course of business. Till cannot estimate with certainty its ultimate legal and financial liability with respect to our pending litigation matters. However, Till believes, based on its knowledge of such matters, that its ultimate liability with respect to those matters will not have a material adverse effect on Till's financial position, results of operations, or cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the 2016 Report, including those set forth on pages 1-3 and discussed in Part I, “Item 1A. Risk Factors”, that could materially affect Till's business, results of operations, or financial condition. Till may also be subject to additional risks and uncertainties not currently known to Till or that Till currently deems to be immaterial that may prove to materially adversely affect Till's business, results of operations, or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1	Arrangement Agreement, dated as of February 18, 2014, between Americas Bullion Royalty Corp. and Resource Holdings Ltd. (incorporated by reference to Exhibit 4.11 to Form 20-F filed on March 13, 2015).
3.1	Memorandum of Association of Resource Holdings Ltd. (incorporated by reference to Exhibit 1.1 to Form 20-F filed on March 13, 2015).
3.2	Bye-laws of Till Capital Ltd. (incorporated by reference to Exhibit 1.2 to Form 20-F filed on March 13, 2015).
4.1	Specimen of Restricted Voting Share Certificate (incorporated by reference to Exhibit 4.1 to Form 10-K filed on April 17, 2017).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of Till Capital Ltd. as of and for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language ("XBRL"), namely, (i) the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILL CAPITAL LTD. (Registrant)

Date: May 12, 2017	By:	/s/ Brian P. Lupien
Brian P. Lupien
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)