Form 10-Q
period 2017-06-30
Till Capital Ltd.
filed 2017-08-14
CIK 1625584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _______________ to _______________

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

As of August 14, 2017, the registrant had 3,350,284 restricted voting shares outstanding.

TILL CAPITAL LTD.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TILL CAPITAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$5,600,203	$5,320,208
Investments (Note 5)	18,412,805	15,520,774
Investment, equity method (Note 5)	1,198,208	1,248,491
Unpaid losses and loss adjustment expenses ceded (Note 6)	7,884,515	7,058,004
Unearned premiums ceded (Note 7)	12,264,323	1,614,803
Premiums receivable and reinsurance recoverables	13,319,154	2,391,427
Deferred policy acquisition costs (Note 8)	1,796,052	498,889
Assets held for sale (Note 3)	4,542,646	4,543,239
Promissory note receivable (Note 4)	—	2,410,494
Property, plant, and equipment ("PP&E") (Note 9)	47,080	52,676
Royalty and mineral interests	493,705	1,003,373
Deferred income tax asset	695,076	583,153
Goodwill	3,084,184	2,980,819
Other assets	826,053	792,752

Total Assets	$70,164,004	$46,019,102

Liabilities
Reserve for unpaid losses and loss adjustment expenses (Note 6)	$14,125,263	$13,212,366
Unearned premiums (Note 7)	14,497,030	2,283,118
Reinsurance payables	12,545,864	3,193,409
Accounts payable and accrued liabilities	1,449,003	1,143,825
Other liabilities	1,962,834	397,103
Total liabilities	44,579,994	20,229,821

Contingencies (Note 15)

Shareholders' equity
Common stock	3,350	3,350
Additional paid in capital	31,549,071	31,532,168
Treasury stock	(248,951)	(248,951)
Accumulated other comprehensive loss	(1,903,203)	(1,685,517)
Deficit (excluding $105,305,060 reclassified to additional paid in capital in the December 31, 2014 quasi-reorganization)	(3,926,450)	(5,566,729)
Equity attributable to shareholders of Till Capital Ltd.	25,473,817	24,034,321

Non-controlling interests in Silver Predator Corp.	110,193	1,754,960

Total shareholders’ equity	25,584,010	25,789,281

Total liabilities and shareholders' equity	$70,164,004	$46,019,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILL CAPITAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue
Insurance premiums written	$15,227,032	$9,352,770	$35,060,344	$19,294,908
Insurance premiums ceded to reinsurers	(14,455,148)	(9,182,235)	(32,889,624)	(18,799,337)
Change in unearned premiums	(475,157)	44,028	(1,580,593)	(133,364)
Net premiums earned	296,727	214,563	590,127	362,207

Investment income (loss), net (Note 5)	(342,410)	1,203,104	622,941	1,248,392
Gain on sale of mineral interests and PP&E	1,070,835	—	1,075,335	43,000
Other revenue	114,135	124,356	274,305	294,129
Total revenue	1,139,287	1,542,023	2,562,708	1,947,728

Expenses
Losses and loss adjustment expenses, net (Note 6)	264,955	177,466	582,986	388,804
General and administrative expenses	616,078	530,408	1,197,242	996,066
Salaries and benefits	296,447	289,163	592,292	845,026
Stock-based compensation	3,776	16,781	23,527	25,107
Mining related expenses and property impairment	17,601	13,104	28,633	24,521
Foreign exchange (gain) loss	26,380	3,325	22,020	(231,685)
Interest and other (income) expense	1,633	(31,788)	4,199	(26,239)
Total expenses	1,226,870	998,459	2,450,899	2,021,600

Income (loss) before income taxes and loss on equity method investment	(87,583)	543,564	111,809	(73,872)

Current income tax expense (Note 10)	(23,879)	(121,193)	(34,825)	(176,954)
Deferred income tax benefit (Note 10)	65,474	36,683	111,923	119,419
Loss on equity method investment (Note 5)	(34,597)	(3,847)	(50,283)	(12,428)

Net income (loss)	$(80,585)	$455,207	$138,624	$(143,835)

Net income (loss) attributable to:
Shareholders of Till Capital Ltd.	$(67,221)	$479,250	$142,882	$(162,706)
Non-controlling interests	(13,364)	(24,043)	(4,258)	18,871

Net income (loss)	$(80,585)	$455,207	$138,624	$(143,835)

Other comprehensive income (loss):
Change in cumulative foreign exchange translation adjustment	$361,548	$(348,711)	$562,647	$536,943
Change in net unrealized gains on available for sale investments	(228,038)	1,142,893	221,163	1,755,246
Reclassification adjustment for net realized gain on available for sale investments	—	(936,984)	(1,001,496)	(1,173,399)
Other comprehensive income (loss)	133,510	(142,802)	(217,686)	1,118,790

Net comprehensive income (loss)	$52,925	$312,405	$(79,062)	$974,955

Basic and diluted net income (loss) per share of Till Capital Ltd.	$(0.02)	$0.14	$0.04	$(0.05)
Weighted average number of shares outstanding	3,350,284	3,426,577	3,350,284	3,427,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILL CAPITAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities
Net income (loss)	$138,624	$(143,835)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes (Note 10)	(111,923)	(119,419)
Depreciation and amortization expense	170,905	104,368
Stock-based compensation	23,527	9,814
Gain on sale of property, plant, and equipment	(1,075,335)	(43,000)
Gain on investments	(622,941)	(1,248,392)
Loss on equity method investment	50,283	12,428
Other non-cash items, net	—	57,535
Changes in operating assets and liabilities:
(Increase) decrease in premiums receivable and reinsurance recoverables	(10,927,727)	278,559
Increase (decrease) in unpaid losses, LAE, and amounts ceded	86,386	(98,043)
Increase in reinsurance payables	9,352,455	215,833
Increase in deferred policy acquisition costs	(1,297,163)	(128,028)
Increase in unearned premiums	1,564,392	23,408
Increase (decrease) in accounts payable and other liabilities	1,666,991	(411,936)
Other working capital changes	(71,202)	(27,741)
Net cash used in operating activities	(1,052,728)	(1,518,449)

Cash flows from investing activities
Proceeds from sales of available for sale investments (Note 5)	1,335,452	5,541,901
Purchases of held for trading investments, net	(4,211,169)	(2,462,767)
Proceeds from property option payments	215,000	—
Proceeds from sale of mineral properties	1,156,090	120,000
Sales of property, plant, and equipment, net	19,500	43,000
Development costs capitalization	(92,730)	(135,109)
Net cash (used in) provided by investing activities	(1,577,857)	3,107,025

Cash flows from financing activities
Proceeds from note receivable (Note 4)	2,565,253	546,546
Other items, net	—	(55,359)
Net cash provided by financing activities	2,565,253	491,187

(Decrease) Increase in cash and cash equivalents	(65,332)	2,079,763
Effect of foreign exchange rate changes on cash and cash equivalents	345,327	342,495
Cash and cash equivalents, beginning of period	5,320,208	1,519,881

Cash and cash equivalents, end of period	$5,600,203	$3,942,139

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid (refunded), net	$(4,401)	$28,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

TILL CAPITAL LTD.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2017 and 2016

(Unaudited)

1.	BASIS OF PRESENTATION

Basis of presentation and measurement

The interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position of Till Capital Ltd. ("Till") and its subsidiaries at June 30, 2017 and December 31, 2016, the results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and notes thereto. Actual results could differ from those estimates.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Till's latest annual report on Form 10-K for the year ended December 31, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Exchange rate comparisons at period end	US$1 = CDN$1.2977	US$1 = CDN$1.2957	US$1 = CDN$1.2977	US$1 = CDN$1.2957
Average exchange rate for the period	US$1 = CDN$1.3448	US$1 = CDN$1.2891	US$1 = CDN$1.3343	US$1 = CDN$1.3312

The exchange rate comparison at December 31, 2016 was US$1 = CDN$1.3427.

Basic and diluted income (loss) per restricted voting share is calculated on Till's income (loss) attributed to Till's shareholders divided by the weighted average number of Till shares outstanding during the period.

2.	SIGNIFICANT ACCOUNTING POLICIES

There have been no changes during 2017 to Till's significant accounting policies described in Till's annual report on Form 10-K for the year ended December 31, 2016.

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

In September 2015, the FASB issued ASU Topic 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, that allows an entity to recognize adjustments to provisional amounts in a business combination in the reporting period in which the adjustment amounts are determined. Topic 805 is effective for fiscal year 2017. Till adopted this guidance beginning in the first quarter of 2017

In January 2016, the FASB issued ASU Topic 2016-01, Financial Statements - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that requires equity investments to be measured at fair value with changes in fair value recognized in income, use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument- specific credit risk, and eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. Topic 825-10 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. Till is assessing the impact of adopting this accounting standard on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU Topic 2016-09, Compensation-Stock Compensation (Topic718), that requires recognition of the excess tax benefits or deficiencies of share-based awards through net income rather than through additional paid in capital. Additionally, the guidance allows for an election to account for forfeitures related to share-based payments either as they occur or through an estimation method. Till adopted this guidance beginning in the first quarter of 2017 and it will not have a significant impact on its consolidated financial statements.

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

In January 2017, SPD gave 100% of its ownership of SMC to Till's 100% owned subsidiary, Golden Predator US Holding Corp. ("GPUS"), in exchange for the release of a related party debt owed to RRL. The approximately $1.4 million impact of that transaction is included within the decrease in non-controlling interests. Till's Board of Directors and management is committed to a plan to sell SMC. Assets held for sale as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Assets held for sale:
Cash, accounts receivable, and prepaid expenses	$22,806	$23,399
Reclamation bonds	32,401	32,401
Mineral properties	488,871	488,871
Property, plant, and equipment	3,998,568	3,998,568
Total	$4,542,646	$4,543,239

SPD's Taylor Mill assets had a book value of $nil at June 30, 2017 and December 31, 2016.

4.	PROMISSORY NOTE RECEIVABLE

Till held a promissory note receivable from Golden Predator Mining Corp. ("GPY") with an original face amount of CDN$3,753,332 (US$2,570,950). That promissory note bore interest at 6% per annum to June 1, 2016, 8% per annum to June 1, 2017, 10% per annum to June 1, 2018, and 12% thereafter.

The first installment of CDN$717,450 (US$546,545) was received on May 25, 2016, the second installment of CDN$1,216,373 (US$913,879) was received on March 31, 2017, and the final payment of CDN$2,230,016 (US$1,651,374) was received on June 2, 2017.

The promissory note was initially recognized at fair value, and was subsequently carried at amortized cost using the effective interest rate method.

Carrying value of note at December 31, 2016	$2,410,494
Interest	69,869
Payment on March 31, 2017	(913,879)
Payment on June 2, 2017	(1,651,374)
Amortization of discount	86,899
Foreign exchange loss	(2,009)
Carrying value, June 30, 2017	$—

5.	INVESTMENTS

The following tables summarize the differences between cost or amortized cost and fair value, by major investment category, at June 30, 2017 and December 31, 2016:

Trading investments

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017:
Equity securities - natural resource sector	$1,808,420	$67,479	$105,036	$1,770,863
Equity securities - all other sectors	3,877,297	68,571	204,475	3,741,393
Total	$5,685,717	$136,050	$309,511	$5,512,256
December 31, 2016:
Equity securities - natural resource sector	$642,914	$4,515	$134,536	$512,893
Equity securities - all other sectors	1,828,778	—	395,689	1,433,089
Total	$2,471,692	$4,515	$530,225	$1,945,982

Available for sale investments

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017:
Canadian government bonds and provincial bonds	$8,124,734	$18,130	$—	$8,142,864
Equity securities - bond funds	4,640,518	—	108,293	4,532,225
Equity securities - natural resource sector	258,706	76,696	109,942	225,460
Total	$13,023,958	$94,826	$218,235	$12,900,549
December 31, 2016:
Canadian government bonds and provincial bonds	$8,114,813	$58,709	$6	$8,173,516
Equity securities - bond funds	4,467,788	—	48,439	4,419,349
Equity securities - natural resource sector	335,267	661,555	14,895	981,927
Total	$12,917,868	$720,264	$63,340	$13,574,792

Total Investments

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017:
Held for trading	$5,685,717	$136,050	$309,511	$5,512,256
Available for sale	13,023,958	94,826	218,235	12,900,549
Total	$18,709,675	$230,876	$527,746	$18,412,805
December 31, 2016:
Held for trading	$2,471,692	$4,515	$530,225	$1,945,982
Available for sale	12,917,868	720,264	63,340	13,574,792
Total	$15,389,560	$724,779	$593,565	$15,520,774

Realized gain (loss) on investments, net

Till calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Till determines the cost or amortized cost of the bonds sold using the specific-identification method and all other securities sold using the average cost method.

Held for trading investments

The net gain (loss) from held for trading investments was ($341,704) and $123,526 for the three months ended June 30, 2017 and 2016, respectively. The net gain (loss) from held for trading investments was ($87,199) and $270,705 for the six months ended June 30, 2017 and 2016, respectively.

Available for sale investments

	Three Months Ended June 30,
	2017		2016
	Gains	Fair Value at Sale	Gains	Fair Value at Sale
Equities	$—	$—	$894,465	$1,222,592
Canadian provincial bonds	—	—	42,519	3,774,909
Total realized gains	—	—	936,984	4,997,501
Equities	—	—	—	—
Total realized losses	—	—	—	—
Net realized gains	$—	$—	$936,984	$4,997,501

	Six Months Ended June 30,
	2017		2016
	Gains	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Equities	$1,001,496	$1,335,452	$1,147,838	$1,650,128
Canadian provincial bonds	—	—	42,519	3,774,909
Total realized gains	1,001,496	1,335,452	1,190,357	5,425,037
Equities	—	—	(16,958)	116,864
Total realized losses	—	—	(16,958)	116,864
Net realized gains	$1,001,496	$1,335,452	$1,173,399	$5,541,901

The following tables summarize Till's fixed maturities by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	June 30, 2017
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$3,562,568	28%	$3,594,987	28%
Due after one year through five years	7,172,193	56	7,044,234	56
Due after five years through 10 years	2,030,490	16	2,035,868	16
Due after ten years	—	—	—	—
Total	$12,765,251	100%	$12,675,089	100%

	December 31, 2016
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$2,063,193	16%	$2,064,575	16%
Due after one year through five years	8,309,375	66	8,315,177	66
Due after five years through 10 years	2,210,033	18	2,213,113	18
Due after ten years	—	—	—	—
Total	$12,582,601	100%	$12,592,865	100%

Net change in unrealized gain (loss) on investments

Available for sale investments

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Canadian government and provincial bonds	$(60,740)	$(82,469)	$(140,957)	$6,726
Bond funds	(71,949)	1,427	(59,854)	(12,262)
Equities	(95,349)	286,951	(579,522)	587,383
Included in accumulated other comprehensive income (loss)	$(228,038)	$205,909	$(780,333)	$581,847

Net interest and dividends

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net interest and dividends	$283,220	$172,782	$412,248	$297,135
Investment related expenses	(283,926)	(177,895)	(703,604)	(332,490)
Total	$(706)	$(5,113)	$(291,356)	$(35,355)

Investment income (loss), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net gain (loss) on held for trading securities	$(341,704)	$123,526	$(87,199)	$270,705
Net realized gain on available for sale securities	—	936,984	1,001,496	1,173,399
Change in unrealized loss on derivative liability	—	147,707	—	(160,357)
Net investment expense	(706)	(5,113)	(291,356)	(35,355)
Total	$(342,410)	$1,203,104	$622,941	$1,248,392

The following table presents information about Till’s assets measured at fair value on a recurring basis.

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Canadian government bonds and provincial bonds	$12,675,089	$4,532,225	$8,142,864	$—
Equity securities	5,737,716	5,578,580	159,136	—
Total investments	$18,412,805	$10,110,805	$8,302,000	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Canadian government bonds and provincial bonds	$12,592,865	$4,419,349	$8,173,516	$—
Equity securities	2,927,909	2,694,945	232,964	—
Total investments	$15,520,774	$7,114,294	$8,406,480	$—

The following table presents an aging of Till’s unrealized investment losses on available for sale investments by investment class as of June 30, 2017 and December 31, 2016.

	Less than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
June 30, 2017:
Equity securities - bond funds	—	$—	$—	2	$108,293	$4,532,225
Equity security - natural resource sector	1	92,741	63,567	1	17,201	—
Total	1	92,741	63,567	3	125,494	4,532,225
December 31, 2016:
Canadian government bond	1	$6	$186,165	—	$—	$—
Equity securities - bond funds	—	—	—	2	48,439	4,419,349
Equity security - natural resource sector	—	—	—	1	14,895	—
Total	1	$6	$186,165	3	$63,334	$4,419,349

Equity Investment in Limited Liability Company

Till, through RRL, has an investment in IG Copper LLC (“IGC”) that is accounted for under the equity method of accounting that is summarized as follows:

	June 30, 2017	December 31, 2016
Balance, beginning of period	$1,248,491	$1,089,570
Additional investments	—	219,179
Share of accumulated equity method losses	(50,283)	(60,258)
Balance, end of period	$1,198,208	$1,248,491
Till's ownership percentage	3.51%	3.59%

On December 17, 2016, Till, through RRL, entered into an unsecured loan agreement with IGC. Under that loan agreement, the principal amount loaned by RRL was $400,000, the annual interest rate is 15%, and the loan and accrued interest are due August 19, 2017. At the sole discretion of RRL, RRL can elect for interest on the loan to be paid in membership interests in IGC at $7 per membership interest. As of June 30, 2017 and December 31, 2016, the loan and accrued interest totaled $431,726 and $401,973, respectively, and is included in other assets.

6.	UNPAID LOSSES, LOSS ADJUSTMENT EXPENSES, AND AMOUNTS CEDED

The following table is a summary of changes in outstanding losses and loss adjustment expenses ("LAE") and amounts ceded.

	Six Months Ended June 30,
	2017			2016
	Unpaid Losses and LAE	Amounts Ceded	Net	Unpaid Losses and LAE	Amounts Ceded	Net
Balance, beginning of period	$13,212,366	$7,058,004	$6,154,362	$14,539,623	$7,304,975	$7,234,648
Losses and LAE incurred for insured events related to:
Current period	14,760,143	14,696,673	63,470	11,808,405	11,748,536	59,869
Prior periods	314,240	(205,276)	519,516	988,076	659,141	328,935
Total incurred	15,074,383	14,491,397	582,986	12,796,481	12,407,677	388,804
Losses and LAE paid:
Current period	(12,662,728)	(12,653,419)	(9,309)	(10,473,648)	(10,473,648)	—
Prior period	(2,032,806)	(1,283,642)	(749,164)	(2,537,191)	(1,471,509)	(1,065,682)
Total paid	(14,695,534)	(13,937,061)	(758,473)	(13,010,839)	(11,945,157)	(1,065,682)
Adjustment due to currency conversion	534,048	272,175	261,873	1,152,942	574,107	578,835
Balance, end of period	$14,125,263	$7,884,515	$6,240,748	$15,478,207	$8,341,602	$7,136,605

The following table presents premiums written, change in unearned premiums, and premiums earned.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Premiums written:
Direct	$15,227,032	$9,352,770	$35,055,859	$19,294,908
Assumed	—	—	4,485	—
Ceded	(14,455,148)	(9,182,235)	(32,889,624)	(18,799,337)
Net premiums written	$771,884	$170,535	$2,170,720	$495,571

Change in unearned premiums:
Direct	$(3,299,153)	$291,400	$(11,883,536)	$(1,064,112)
Assumed	—	—	—	—
Ceded	2,823,996	(247,372)	10,302,943	930,748
Net increase	$(475,157)	$44,028	$(1,580,593)	$(133,364)

Premiums earned:
Direct	$11,927,879	$9,644,170	$23,172,323	$18,230,796
Assumed	—	—	4,485	—
Ceded	(11,631,152)	(9,429,607)	(22,586,681)	(17,868,589)
Net premiums earned	$296,727	$214,563	$590,127	$362,207

7.	UNEARNED PREMIUMS

The following table is a summary of changes in unearned premiums and unearned premiums ceded.

	Six Months Ended June 30,
	2017			2016
	Unearned Premiums	Unearned Premiums Ceded	Net	Unearned Premiums	Unearned Premiums Ceded	Net
Balance, beginning of period	$2,283,118	$1,614,803	$668,315	$2,432,468	$1,615,977	$816,491
Premiums written	35,060,344	32,889,624	2,170,720	19,294,908	18,799,337	495,571
Premiums earned	(23,251,112)	(22,586,681)	(664,431)	(18,715,676)	(18,146,995)	(568,681)
Adjustment due to currency conversion	404,680	346,577	58,103	368,340	271,822	96,518
Balance, end of period	$14,497,030	$12,264,323	$2,232,707	$3,380,040	$2,540,141	$839,899

8.	DEFERRED POLICY ACQUISITION COSTS

A summary of the changes in deferred policy acquisition costs is as follows:

	Six Months Ended June 30,
	2017	2016
Balance, beginning of period	$498,889	$465,472
Acquisition costs deferred	7,708,127	5,129,875
Amortization of deferred policy acquisition costs	(6,410,964)	(5,001,847)
Balance, end of period	$1,796,052	$593,500

9.	ROYALTY AND MINERAL INTERESTS

The following tables are a summary of royalty and mineral interests:

	Balance January 1, 2017	Sale of mineral interests	Option payments received	Impairments	Currency translation and other adjustments	Balance June 30, 2017
Taylor	$496,957	$—	$(356,309)	$—	$(38,104)	$102,544
Other properties	462,258	(100,255)	(15,000)	—	—	347,003
Royalty interests	44,158	—	—	—	—	44,158

Total	$1,003,373	$(100,255)	$(371,309)	$—	$(38,104)	$493,705

	Balance January 1, 2016	Sale of mineral interests	Option payments received	Impairments	Currency translation and other adjustments	Balance December 31, 2016
Taylor	$478,836	$—	$—	$—	$18,121	$496,957
Other properties	462,258	—	—	—	—	462,258
Royalty interests	136,733	(86,982)	—	(5,593)	—	44,158

Total	$1,077,827	$(86,982)	$—	$(5,593)	$18,121	$1,003,373

Sale of mineral interest

On April 10, 2017, Till’s 100% owned subsidiary GPUS completed an option agreement with an unrelated party whereby a mineral interest located in Nevada, USA was sold.  The final payment of $1,156,090 was received by GPUS and a gain of $1,055,835 was recorded on the sale of that mineral interest.

Taylor property option

In April 2017, Till’s 64% owned subsidiary SPD entered into an option agreement (the “Taylor Agreement”) with Montego Resource Inc. (“Montego”) pursuant to which Montego has the right to acquire from SPD certain mining claims located in Nevada, USA commonly referred to as the Taylor Silver Property (the “Taylor Property”).

Under the terms of the Taylor Agreement, Montego can acquire the Taylor Property in consideration for the completion of a series of cash payments totaling $1,200,000, issuing 2,500,000 common shares to SPD, and incurring expenditures of at least $700,000 on the Taylor Property. Upon completion of the payments, share issuances, and expenditures, Montego will hold a 100% percent interest in the Taylor Property, subject to a 2.0% net smelter returns royalty ("NSR") and a 1.0% net profit royalty which will be retained by SPD.

The payments, share issuances, and expenditures must be completed in accordance with the following schedule:

•	At Closing: $200,000 cash and 500,000 common shares
•	6 months from Closing: $100,000 cash and 300,000 common shares
•	12 months from Closing: $200,000 cash and 400,000 common shares and expenditures of $100,000
•	24 months from Closing: $300,000 cash and 500,000 common shares and expenditures of $250,000
•	36 months from Closing: $400,000 cash and 800,000 common shares and expenditures of $350,000

The closing occurred on April 20, 2017 on which date SPD had received $200,000 cash and 500,000 common shares of Montego initially valued at $156,309.

Carlin Vanadium property option

In June 2017, Till’s 100% owned subsidiary GPUS entered into an option agreement (the “Carlin Vanadium Agreement”) with a privately-held unrelated company (“Optionee”) pursuant to which Optionee has the right to acquire from GPUS certain mining claims located in Idaho, USA commonly referred to as the Carlin Vanadium/Black Kettle Property (the “Carlin Vanadium Property”).

Under the terms of the Carlin Vanadium Agreement, Optionee can acquire the Carlin Vanadium Property in consideration for the completion of a series of cash payments totaling $2,000,000, incurring expenditures of at least $475,000 on the Carlin Vanadium Property, and granting a 2.0% NSR to GPUS on the Carlin Vanadium Property. Upon completion of the payments, expenditures, and issuance of 2.0% NSR, Optionee will hold a 100% percent interest in the Carlin Vanadium Property.  The Optionee has the right to purchase the NSR for $2 million for 1.0% (half the NSR) or $4 million for the entire 2.0% NSR.  That right expires at the end of the option period.

The payments, expenditures, and NSR grant must be completed in accordance with the following schedule:

•	At Closing: $15,000 cash
•	On or before December 15, 2017: Expenditures of $50,000
•	12 months from Closing: $25,000 cash
•	On or before December 15, 2018: Expenditures of an aggregate of $125,000
•	24 months from Closing: $50,000 cash
•	On or before December 15, 2019: Expenditures of an aggregate of $225,000
•	On or before December 15, 2020: Expenditures of an additional $250,000
•	On or before December 15, 2021: Expenditures of an additional $250,000 (unless option is exercised)
•	On or before 60 months from closing: Expenditures of an additional $250,000 (unless option is exercised)
•	On or before 60 months from closing: $2,000,000 cash less any cash payments, not including expenditures
•	On or before 60 months from closing: Grant of 2.0% NSR to GPUS subject to purchase by Optionee

The closing occurred on June 14, 2017 on which date GPUS had received $15,000.

10.	INCOME TAXES

Till's net income tax benefit (expense) for the three month periods ended June 30, 2017 and 2016 consisted of Canadian current income tax expense of $23,879 and $121,193, respectively, which amounts correspond to an estimated annual effective tax rate of approximately 26% for both the three month periods ended June 30, 2017 and 2016, and deferred income tax benefit of $65,474 and $36,683 for the three month periods ended June 30, 2017 and 2016, respectively.

Till's net income tax benefit (expense) for the six month periods ended June 30, 2017 and 2016 consisted of Canadian current income tax expense of $34,825 and $176,954, respectively, which amounts correspond to an estimated annual effective tax rate of approximately 26% for both the six month periods ended June 30, 2017 and 2016, and deferred income tax benefit of $111,923 and $119,419 for the six month periods ended June 30, 2017 and 2016, respectively.

11.	INCOME (LOSS) PER SHARE

Till uses the treasury stock method to calculate diluted income (loss) per share. Following the treasury stock method, the numerator for Till’s diluted income (loss) per share calculation remains unchanged from the basic income (loss) per share calculation, as the assumed exercise of Till’s stock options and warrants does not result in an adjustment to net income or loss.

Stock options to purchase 118,352 and 119,952 restricted voting shares were outstanding at June 30, 2017 and December 31, 2016, respectively. Warrants to purchase 179,500 restricted voting shares were outstanding at June 30, 2017 and December 31, 2016. Those stock options and warrants were excluded in the calculation of diluted earnings per share because the exercise prices of the options and warrants were greater than the weighted average market value of the restricted voting shares in the three and six month periods ended June 30, 2017.

12.	SEGMENT DATA

Till operates in a single segment, that being insurance.

Till's revenue is attributed to the following geographical areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Canada	$675,837	$297,953	$1,025,238	$817,080
Bermuda	416,853	1,689,517	851,325	1,546,275
United States	46,597	(445,447)	686,145	(415,627)
Total	$1,139,287	$1,542,023	$2,562,708	$1,947,728

13.	RELATED PARTY DISCLOSURES

Service agreements

Till is party to service agreements with SPD whereby Till provides accounting and corporate communications services on a cost-plus recovery basis. During the three and six month periods ended June 30, 2017 and 2016, Till charged SPD $9,000 and $18,000 for those services, respectively.

14.	CAPITAL MANAGEMENT

Regulatory capital

Till manages capital on an aggregate basis, as well as individually for each regulated entity. Till's insurance subsidiaries are subject to the regulatory capital requirements defined by the Bermuda Monetary Authority (“BMA”) for RRL and by the Office of Superintendent of Financial Institutions (Canada) (“OSFI”) for Omega General Insurance Company ("Omega").

Till’s objectives when managing capital consist of:

•	Ensuring that policyholders in the insurance and reinsurance subsidiaries are protected while complying with regulatory capital requirements.
•	Maximizing long-term shareholder value by optimizing capital used to operate and grow Till.

Till views capital as a scarce and strategic resource. That resource protects the financial well-being of the organization, and is also critical in enabling Till to pursue strategic business opportunities. Adequate capital also acts as a safeguard against possible unexpected losses, and as a basis for confidence in Till by shareholders, policyholders, creditors, and others. For the purpose of capital management, Till has defined capital as shareholders’ equity, excluding accumulated other comprehensive income ("AOCI"). Capital is monitored by Till's Board of Directors. Till's insurance subsidiaries are subject to minimum capital requirements that, in the case of RRL, is $1 million, and, in the case of Omega, the Minimum Capital Test ("MCT") is calculated based on guidelines established by OSFI. Those amounts are not available to satisfy liabilities of Till or other subsidiaries. Both RRL and Omega are in compliance with those requirements.

RRL

RRL is registered under The Bermuda Insurance Act 1978 and related regulations (the “Act”) that require RRL to file a statutory financial return and maintain certain measures of solvency and liquidity. The required Minimum General Business Solvency Margin at June 30, 2017 was $1 million. The Minimum Liquidity Ratio is the ratio of the insurer’s relevant assets to its relevant liabilities. The minimum allowable ratio is 75%. RRL’s relevant assets at June 30, 2017 were $8.7 million (December 31, 2016 - $16.8 million) and 75% of its relevant liabilities as of June 30, 2017 was $322,703 (December 31, 2016 - $161,988). As of June 30, 2017 and December 31, 2016, RRL is in compliance with those requirements.

Omega

OSFI has set out expectations of a 100% MCT as the minimum and have also set out 150% MCT as the supervisory target for Canadian property and casualty insurance companies. As of June 30, 2017, Omega had total capital available of CDN$9.0 (US$6.9) million (December 31, 2016 - CDN$9.4 (US$7.0) million) and a total capital required of CDN$2.8 (US$2.2) million (December 31, 2016 - CDN$1.9 (US$1.4) million) resulting in a MCT of 323% (December 31, 2016 - 499%). As of June 30, 2017 and December 31, 2016, Omega is in compliance with OSFI's MCT requirement.

Statutory Accounting Practices for RRL and Omega.

RRL and Omega follow accounting practices prescribed or permitted by their respective regulators, Bermuda and Canada, respectively. Statutory accounting practices applicable to RRL differ from GAAP in certain areas, the most significant being that statutory accounting practices:

•	Require the expensing of policy acquisition costs as incurred, i.e., does not allow for the deferral and amortization of policy acquisition costs, i.e., DPAC.
•	Require that certain investments be recorded at cost or amortized cost and allows bonds to be carried at amortized cost or fair value based on an independent rating.
•	Specify how much, if any, of a deferred income tax asset is reportable as an admitted asset.

15.	CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Interim Operations

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

Critical Accounting Estimates

When Till prepares its condensed consolidated financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America ("GAAP"), Till must make estimates and assumptions about future events that affect the amounts reported. Certain of those estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because Till continuously evaluates those estimates and assumptions based on a variety of factors, actual results could materially differ from Till's estimates and assumptions if changes in one or more factors require Till to make accounting adjustments. During the six months ended June 30, 2017, Till reassessed its critical accounting policies and estimates as disclosed within the 2016 Report; Till has made no material changes or additions with regard to such policies and estimates.

Results of Operations - Three and six month periods ended June 30, 2017 compared with three and six month periods ended June 30, 2016

The following table summarizes Till’s consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Insurance premiums written	$15,227,032	$9,352,770	$35,060,344	$19,294,908
Insurance premiums ceded to reinsurers	(14,455,148)	(9,182,235)	(32,889,624)	(18,799,337)
Change in unearned premiums	(475,157)	44,028	(1,580,593)	(133,364)
Net premiums earned	296,727	214,563	590,127	362,207

Investment income (loss), net	(342,410)	1,203,104	622,941	1,248,392
Gain on sale of mineral interests and PP&E	1,070,835	—	1,075,335	43,000
Other revenue	114,135	124,356	274,305	294,129
Total Revenue	1,139,287	1,542,023	2,562,708	1,947,728

Expenses:
Losses and loss adjustment expenses, net	264,955	177,466	582,986	388,804
General and administrative expenses	616,078	530,408	1,197,242	996,066
Salaries and benefits	296,447	289,163	592,292	845,026
Stock-based compensation	3,776	16,781	23,527	25,107
Mining related expenses and property impairment	17,601	13,104	28,633	24,521
Foreign exchange (gain) loss	26,380	3,325	22,020	(231,685)
Interest and other (income) expense	1,633	(31,788)	4,199	(26,239)
Total Expenses	1,226,870	998,459	2,450,899	2,021,600

Income (loss) before income taxes and equity loss on equity method investment	(87,583)	543,564	111,809	(73,872)
Current income tax expense	(23,879)	(121,193)	(34,825)	(176,954)
Deferred income tax benefit	65,474	36,683	111,923	119,419
Loss on equity method investment	(34,597)	(3,847)	(50,283)	(12,428)
Net income (loss)	$(80,585)	$455,207	$138,624	$(143,835)

Income (loss) attributable to:
Shareholders of Till Capital Ltd.	(67,221)	479,250	142,882	(162,706)
Non-controlling interests	(13,364)	(24,043)	(4,258)	18,871
Net income (loss)	$(80,585)	$455,207	$138,624	$(143,835)

Basic and diluted income (loss) per share of Till Capital Ltd.	$(0.02)	$0.14	$0.04	$(0.05)
Weighted average number of shares outstanding	3,350,284	3,426,577	3,350,284	3,427,931

Comparison of the three month periods ended June 30, 2017 and 2016

Revenue

Insurance premiums written

Insurance premiums written increased from $9.4 million for the three months ended June 30, 2016 to $15.2 million for the three months ended June 30, 2017. That increase in insurance premiums relates primarily to a new insurance program at Omega and growth in other Omega insurance programs during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Insurance premiums ceded to reinsurers

Insurance premiums ceded to reinsurers increased from $9.2 million for the three months ended June 30, 2016 to $14.5 million for the three months ended June 30, 2017. That increase in insurance premiums ceded to reinsurers relates primarily to a new insurance program at Omega and growth in other Omega insurance programs during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Change in unearned premiums

Change in unearned premiums increased from a decrease of $44,028 for the three months ended June 30, 2016 to an increase of $0.5 million for the three months ended June 30, 2017. That increase in the change in unearned premiums relates primarily to a new insurance program at Omega and growth in other Omega insurance programs during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Investment income (loss), net

Investment income (loss), inclusive of net realized investment gains and losses, decreased from $1.2 million for the three months ended June 30, 2016 to a loss of $0.3 million for the three months ended June 30, 2017. That decrease in net investment income (loss) was due mostly to losses in trading of futures strategies during the three months ended June 30, 2017 and larger gains in legacy natural resource investments for the three months ended June 30, 2016 as compared to the three months ended June 30, 2017.

Gain on sale of mineral interests and PP&E

Gain on sale of mineral interests and PP&E increased from $nil for the three months ended June 30, 2016 to $1.1 million for the three months ended June 30, 2017. That increase in gain on sale of mineral interests and PP&E was due mostly to the completion of an option agreement that resulted in the sale of a mineral property during the three months ended June 30, 2017 compared to no sales of mineral interests and PP&E during the three months ended June 30, 2016.

Total revenue

Total revenue decreased from $1.5 million for the three months ended June 30, 2016 to $1.1 million for the three months ended June 30, 2017. That decrease in total revenue was due principally to decreased investment income for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, partially offset by increased gain on sale of mineral interests and PP&E as well as increased net premiums earned for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Expenses

Losses and loss adjustment expenses, net

Losses and loss adjustment expenses, net of amounts ceded to reinsurers, increased from $0.2 million for the three months ended June 30, 2016 to $0.3 million for the three months ended June 30, 2017. That increase in loss and loss adjustment expenses net of amounts ceded to reinsurers was due to higher adverse development on prior-year claims mostly related to the hospitality program incurred in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

General and administrative expenses

General and administrative expenses increased from $0.5 million for the three months ended June 30, 2016 to $0.6 million for the three months ended June 30, 2017. That increase in general and administrative expenses was due to higher professional fees for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Net income (loss)

Net income decreased from $0.5 million for the three months ended June 30, 2016 to a net loss of $0.1 million for the three months ended June 30, 2017. That decrease in net income was due principally to decreased investment income for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, partially offset by increased gain on sale of mineral interests and PP&E as well as increased net premiums earned for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Comparison of the six month periods ended June 30, 2017 and 2016

Revenue

Insurance premiums written

Insurance premiums written increased from $19.3 million for the six months ended June 30, 2016 to $35.1 million for the six months ended June 30, 2017. That increase in insurance premiums relates primarily to a new insurance program at Omega and growth in other Omega insurance programs during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Insurance premiums ceded to reinsurers

Insurance premiums ceded to reinsurers increased from $18.8 million for the six months ended June 30, 2016 to $32.9 million for the six months ended June 30, 2017. That increase in insurance premiums ceded to reinsurers relates primarily to a new insurance program at Omega and growth in other Omega insurance programs during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Change in unearned premiums

Change in unearned premiums increased from $0.1 million for the six months ended June 30, 2016 to $1.6 million for the six months ended June 30, 2017. That increase in the change in unearned premiums relates primarily to a new insurance program at Omega and growth in other Omega insurance programs during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Investment income (loss), net

Investment income (loss), inclusive of net realized investment gains and losses, decreased from $1.2 million for the six months ended June 30, 2016 to $0.6 million for the six months ended June 30, 2017. That decrease in net investment income (loss) was due mostly to losses incurred in the trading of futures strategies for the six month ended June 30, 2017 and larger gains in legacy natural resource investments for the six months ended June 30, 2016 as compared to the six months ended June 30, 2017.

Gain on sale mineral interests and PP&E

Gain on sale of mineral interests and PP&E increased from $43,000 for the six months ended June 30, 2016 to $1.1 million for the six months ended June 30, 2017. That increase in gain on sale of mineral interests and PP&E was due mostly to the completion of an option agreement that resulted in the sale of a mineral property during the six months ended June 30, 2017 compared to minor sales of mineral interests and PP&E during the six months ended June 30, 2016.

Total revenue

Total revenue increased from $1.9 million for the six months ended June 30, 2016 to $2.6 million for the six months ended June 30, 2017. That increase in total revenue was due principally to increased gain on sale of mineral interests and PP&E as well as increased net premiums earned for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, partially offset by decreased investment income for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Expenses

Losses and loss adjustment expenses, net

Losses and loss adjustment expenses, net of amounts ceded to reinsurers, increased from $0.4 million for the six months ended June 30, 2016 to $0.6 million for the six months ended June 30, 2017. That increase in loss and loss adjustment expenses net of amounts ceded to reinsurers was due to higher adverse development on prior-year claims mostly related to the hospitality program incurred in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

General and administrative expenses

General and administrative expenses increased from $1.0 million for the six months ended June 30, 2016 to $1.2 million for the six months ended June 30, 2017. That increase in general and administrative expenses was due to higher professional fees for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Salaries and benefits

Salaries and benefits decreased from $0.8 million for the six months ended June 30, 2016 to $0.6 million for the six months ended June 30, 2017. That decrease in salaries and benefits resulted principally from a one-time payment to Till's former CFO during the six months ended June 30, 2016.

Foreign exchange (gain) loss

Foreign exchange (gain) loss decreased from a gain of $231,685 for the six months ended June 30, 2016 to a loss of $22,020 for the six months ended June 30, 2017. That decrease in foreign exchange gain is due primarily to payments received on the Canadian dollar denominated note receivable during the six months ended June 30, 2017. Foreign exchange gain for the six months ended June 30, 2016 was mainly associated with the Canadian dollar denominated note receivable.

Net income (loss)

Net income increased from a net loss of $0.1 million for the six months ended June 30, 2016 to net income of $0.1 million for the six months ended June 30, 2017. That increase in net income was due principally to increased gain on sale of mineral interests and PP&E as well as increased net premiums earned for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, partially offset by decreased investment income, increased expenses, and decreased foreign exchange gain for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Financial Condition - June 30, 2017 compared with December 31, 2016

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$5,600,203	$5,320,208
Investments	19,611,013	16,769,265
Unpaid losses and loss adjustment expenses ceded	7,884,515	7,058,004
Unearned premiums ceded	12,264,323	1,614,803
Premiums receivable and reinsurance recoverables	13,319,154	2,391,427
Deferred policy acquisition costs	1,796,052	498,889
Assets held for sale	4,542,646	4,543,239
Promissory note receivable	—	2,410,494
Other assets	1,366,838	1,848,801
Deferred income tax asset	695,076	583,153
Goodwill	3,084,184	2,980,819
Total assets	$70,164,004	$46,019,102

Reserve for unpaid losses and loss adjustment expenses	$14,125,263	$13,212,366
Unearned premiums	14,497,030	2,283,118
Reinsurance payables	12,545,864	3,193,409
Accounts payable and accrued liabilities	1,449,003	1,143,825
Other liabilities	1,962,834	397,103
Total liabilities	$44,579,994	$20,229,821

Total shareholders’ equity	$25,584,010	$25,789,281

Cash and cash equivalents and investments

Cash and cash equivalents ($5.6 million) and investments ($19.6 million) totaled $25.2 million at June 30, 2017 as compared to cash and cash equivalents ($5.3 million) and investments ($16.8 million) that totaled $22.1 million at December 31, 2016. That increase in cash and cash equivalents resulted from the receipt of payments on a note receivable, partially offset by the purchase of investments. The increase in investments resulted mostly from net purchase of investments.

Unearned premiums ceded

Unearned premiums ceded totaled $12.3 million at June 30, 2017 as compared to $1.6 million at December 31, 2016. That increase in unearned premiums ceded relates primarily to a new insurance program at Omega during the six months ended June 30, 2017, growth in other Omega insurance programs, and fluctuations resulting from renewals occurring during the six months ended June 30, 2017 for insurance policies renewed under Omega's insurance programs.

Premiums receivable and reinsurance recoverables

Premiums receivable and reinsurance recoverables totaled $13.3 million at June 30, 2017 as compared to $2.4 million at December 31, 2016. That increase in premiums receivable and reinsurance recoverables relates primarily to a new insurance program at Omega and growth in other Omega insurance programs during the six months ended June 30, 2017.

Deferred policy acquisition costs ("DPAC")

DPAC totaled $1.8 million at June 30, 2017 as compared to $0.5 million at December 31, 2016. That increase in DPAC relates primarily to a new insurance program at Omega and growth in Omega's other insurance programs during the six months ended June 30, 2017.

	June 30, 2017	December 31, 2016
Balance, beginning of period	$498,889	$465,472
Acquisition costs deferred	7,708,127	11,110,040
Amortization of DPAC	(6,410,964)	(11,076,623)
Balance, end of period	$1,796,052	$498,889

Promissory note receivable

Promissory note receivable was full paid in the 2nd quarter of 2017 and totaled $nil at June 30, 2017 as compared to $2.4 million at December 31, 2016. That decrease in promissory note receivable is due to receipt of payments on the promissory note during the six months ended June 30, 2017.

Reserve for unpaid losses and loss adjustment expenses

Reserve for unpaid losses and loss adjustment expenses totaled $14.1 million at June 30, 2017 as compared to $13.2 million at December 31, 2016. That increase in reserve for unpaid losses and loss adjustment expenses is in the normal course of business and was due to incurred claims being higher than paid claims during the six months ended June 30, 2017.

Unearned premiums

Unearned premiums totaled $14.5 million at June 30, 2017 as compared to $2.3 million at December 31, 2016. That increase in unearned premiums relates primarily a new insurance program at Omega during the six months ended June 30, 2017, significant growth in other Omega insurance programs, and fluctuations resulting from renewals occurring during the six months ended June 30, 2017 for insurance policies renewed under Omega's insurance programs.

Reinsurance payables

Reinsurance payables totaled $12.5 million at June 30, 2017 as compared to $3.2 million at December 31, 2016. That increase in reinsurance payables relates primarily to a new insurance program at Omega and growth in Omega's other insurance programs during the six months ended June 30, 2017.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities totaled $1.4 million at June 30, 2017 as compared to $1.1 million at December 31, 2016. That increase in accounts payable and accrued liabilities relates primarily to increased securities sold-short as of June 30, 2017 compared to December 31, 2016.

Other liabilities

Other liabilities totaled $2.0 million at June 30, 2017 as compared to $0.4 million at December 31, 2016 and is comprised of unearned commissions at Omega. That increase in other liabilities related primarily to a new insurance program at Omega and growth in Omega's other insurance programs during the six months ended June 30, 2017.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(1,052,728)	$(1,518,449)
Investing activities	(1,577,857)	3,107,025
Financing activities	2,565,253	491,187
(Decrease) Increase in cash and cash equivalents	(65,332)	2,079,763
Effects of foreign exchange	345,327	342,495
Cash and cash equivalents, beginning of period	5,320,208	1,519,881
Cash and cash equivalents, end of period	$5,600,203	$3,942,139

Operating activities

Net cash used in operating activities was $1.1 million for the six months ended June 30, 2017 compared to $1.5 million for the six months ended June 30, 2016, a change of $0.4 million. That decrease in cash used in operating activities in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is primarily due to an increase in accounts payable and other liabilities of $2.1 million and an increase in unearned premium of $1.5M, partly offset by an increase of premium receivable and reinsurance recoverables net of reinsurance payables of $2.1M, and an increase in deferred policy and acquisition costs of $1.1M for the six months ended June 30, 2017 due primarily to a new insurance program at Omega.

Investing activities

Net cash used in investing activities was $1.6 million for the six months ended June 30, 2017 compared to net cash provided of $3.1 million for the six months ended June 30, 2016, a change of $4.7 million. That increase in cash used in investing activities is primarily the result of net purchases of investments of $2.9 million for the six months ended June 30, 2017 compared to cash provided from the net sales of investments of $3.1 million for the six months ended June 30, 2016.

Financing activities

Net cash provided by financing activities was $2.6 million for the six months ended June 30, 2017 compared to $0.5 million for the six months ended June 30, 2016, an increase of $2.1 million. The source of cash for the six months ended June 30, 2017 and 2016 was the receipt of $2.6 million and $0.5 million on the note receivable, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2017, Till did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

Not applicable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Till’s management evaluated, with the participation of Till’s principal executive and principal financial officers, the effectiveness of Till's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2017.  Based on their evaluation, Till’s principal executive and principal financial officers concluded that Till’s disclosure controls and procedures were effective as of June 30, 2017. There has been no change in Till’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, Till's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Arrangement Agreement, dated as of February 18, 2014, between Americas Bullion Royalty Corp. and Resource Holdings Ltd. (incorporated by reference to Exhibit 4.11 to Form 20-F filed on March 13, 2015).

3.1	Memorandum of Association of Resource Holdings Ltd. (incorporated by reference to Exhibit 1.1 to Form 20-F filed on March 13, 2015).

3.2	Bye-laws of Till Capital Ltd. (incorporated by reference to Exhibit 1.2 to Form 20-F filed on March 13, 2015).

4.1	Specimen of Restricted Voting Share Certificate (incorporated by reference to Exhibit 4.1 to Form 10-K filed on April 17, 2017).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of Till Capital Ltd. as of and for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language ("XBRL"), namely, (i) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILL CAPITAL LTD.
(Registrant)

Date: August 14, 2017	By:	/s/ Brian P. Lupien
Brian P. Lupien
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

