Form 10-Q
period 2017-09-30
Till Capital Ltd.
filed 2017-11-14
CIK 1625584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 __________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 14, 2017, the registrant had 3,350,284 restricted voting shares outstanding.

TILL CAPITAL LTD.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TILL CAPITAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$4,686,049	$2,020,265
Investments (Note 5)	1,826,916	2,813,290
Investment, equity method (Note 5)	1,194,318	1,248,491
Assets held for sale (Notes 3)	61,897,293	32,399,399
Promissory note receivable (Note 4)	—	2,410,494
Property, plant, and equipment ("PP&E")	14,314	22,605
Royalty and mineral interests (Note 9)	446,952	1,003,373
Goodwill	2,235,251	2,980,819
Other assets	975,417	1,120,366

Total Assets	$73,276,510	$46,019,102

Liabilities
Liabilities held for sale (Notes 3)	$50,275,870	$20,061,820
Accounts payable and accrued liabilities	141,902	168,002
Total liabilities	50,417,772	20,229,822

Contingencies (Note 15)

Shareholders' equity
Common stock	3,350	3,350
Additional paid in capital	31,551,542	31,532,168
Treasury stock	(248,951)	(248,951)
Accumulated other comprehensive loss	(1,645,304)	(1,685,517)
Deficit (excluding $105,305,060 reclassified to additional paid in capital in the December 31, 2014 quasi-reorganization)	(6,881,721)	(5,566,730)
Equity attributable to shareholders of Till Capital Ltd.	22,778,916	24,034,320

Non-controlling interests in Silver Predator Corp.	79,822	1,754,960

Total shareholders’ equity	22,858,738	25,789,280

Total liabilities and shareholders' equity	$73,276,510	$46,019,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILL CAPITAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue (loss)
Investment income (loss), net (Note 5)	$(502,320)	$1,506,744	$(90,185)	$2,207,080
Gain on sale of mineral interests and PP&E	—	48,958	1,075,335	91,958
Other revenue	—	—	50,000	40,000
Total revenue (loss)	(502,320)	1,555,702	1,035,150	2,339,038

Expenses
General and administrative expenses	247,421	371,024	1,261,175	1,209,929
Salaries and benefits	98,370	96,838	319,717	584,598
Stock-based compensation	3,092	1,834	26,619	26,941
Mining related expenses and property impairment	150,003	51,935	178,636	76,456
Foreign exchange (gain) loss	37,289	36,167	59,309	(195,517)
Interest and other (income) expense	1,663	(8)	5,862	(26,247)
Total expenses	537,838	557,790	1,851,318	1,676,160

Income (loss) from continuing operations before loss on equity method investment	(1,040,158)	997,912	(816,168)	662,878

Loss on equity method investment (Note 5)	(3,890)	(7,042)	(54,173)	(19,470)
Income (loss) from continuing operations	(1,044,048)	990,870	(870,341)	643,408

Income (loss) from discontinued operations (Notes 3, 5, and 11)
Income (loss) from discontinued operations including loss on assets and liabilities held for sale	(1,942,293)	(24,012)	(1,977,376)	179,615
Income (loss) from discontinued operations	(1,942,293)	(24,012)	(1,977,376)	179,615

Net income (loss)	$(2,986,341)	$966,858	$(2,847,717)	$823,023

Net income (loss) attributable to:
Shareholders of Till Capital Ltd.	$(2,904,173)	$1,016,955	$(2,761,291)	$854,249
Non-controlling interests	(82,168)	(50,097)	(86,426)	(31,226)

Net income (loss)	$(2,986,341)	$966,858	$(2,847,717)	$823,023

Other comprehensive income (loss):
Change in cumulative foreign exchange translation adjustment	$395,065	$(273,888)	$957,712	$263,054
Change in net unrealized gains on available for sale investments	(137,166)	(367,600)	83,997	1,387,646
Reclassification adjustment for net realized gain on available for sale investments	—	(239,055)	(1,001,496)	(1,412,454)
Other comprehensive income (loss)	257,899	(880,543)	40,213	238,246

Net comprehensive income (loss)	$(2,728,442)	$86,315	$(2,807,504)	$1,061,269

Basic and diluted net income (loss) per share from continuing operations of Till Capital Ltd.	$(0.29)	$0.31	$(0.23)	$0.20
Basic and diluted net income (loss) per share from discontinued operations of Till Capital Ltd.	$(0.58)	$(0.01)	$(0.59)	$0.05
Weighted average number of shares outstanding	3,350,284	3,399,922	3,350,284	3,418,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILL CAPITAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Income (loss) for the period from continuing operations	$(870,341)	$643,408
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Depreciation and amortization expense	256,956	170,774
Stock-based compensation	26,619	10,934
Gain on sale of property, plant, and equipment	(1,075,335)	(80,458)
Gain on investments	(541,283)	(3,519,306)
Loss on equity method investment	54,173	19,470
Other non-cash items, net	—	41,088
Changes in operating assets and liabilities in continuing operations:
Decrease in accounts payable and other liabilities	(15,237)	(1,100,216)
Other working capital changes	(62,256)	(61,425)
Net cash used in continuing operating activities	(2,226,704)	(3,875,731)
Net cash provided by (used in) discontinued operating activities	819,874	(2,329,816)
Net cash used in operating activities	(1,406,830)	(6,205,547)

Cash flows from investing activities
Proceeds from sales of available for sale investments (Note 5)	1,335,452	2,194,499
Sales (purchases) of held for trading investments, net	(1,544,010)	4,803,605
Proceeds from property option payments	215,000	—
Proceeds from sale of mineral properties	1,156,090	215,235
Sales of property, plant, and equipment, net	19,500	43,000
Development costs capitalization	(104,357)	(202,081)
Net cash provided by investing activities from continuing operations	1,077,675	7,054,258
Net cash provided by investing activities from discontinued operations	65,590	3,002,679
Net cash provided by investing activities	1,143,265	10,056,937

Cash flows from financing activities
Proceeds from note receivable (Note 4)	2,605,253	546,545
Proceeds received from private placement	—	574,498
Purchase of Till Capital Ltd. shares	—	(314,678)
Net cash provided by financing activities	2,605,253	806,365

Increase in cash and cash equivalents	2,341,688	4,657,755
Effect of foreign exchange rate changes on cash and cash equivalents	732,648	315,834
Change of cash in assets held for sale for discontinued operations	(408,552)	(3,175,662)
Cash and cash equivalents, beginning of period	2,020,265	1,007,616

Cash and cash equivalents, end of period	$4,686,049	$2,805,543

Supplemental cash flow information:
Income taxes paid, net	$98	$39,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TILL CAPITAL LTD.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2017 and 2016

(Unaudited)

1.	BASIS OF PRESENTATION

Basis of presentation and measurement

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying interim condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position of Till Capital Ltd. ("Till") and its subsidiaries at September 30, 2017 and December 31, 2016, the results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and notes thereto. Actual results could differ from those estimates.

The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Till's latest annual report on Form 10-K for the year ended December 31, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Exchange rate comparisons at period end	US$1 = CDN$1.2480	US$1 = CDN$1.3143	US$1 = CDN$1.2480	US$1 = CDN$1.3143
Average exchange rate for the period	US$1 = CDN$1.2525	US$1 = CDN$1.3041	US$1 = CDN$1.3074	US$1 = CDN$1.3221

The exchange rate comparison at December 31, 2016 was US$1 = CDN$1.3427.

Basic and diluted income (loss) per restricted voting share is calculated on Till's income (loss) attributed to Till's shareholders divided by the weighted average number of Till shares outstanding during the period.

During the third quarter of 2017, Till initiated a plan to sell its wholly-owned subsidiary Omega Insurance Holdings, Inc. ("OIHI") including its subsidiaries Omega General Insurance Company ("Omega") and Focus Group, Inc. ("Focus") (collectively, "Holdings"), all of which are based in Canada. As a result of that decision, pursuant to GAAP, Holdings is required to be classified as held for sale and is also required to be considered a discontinued operation. However, during the potential sale process, OIHI, Omega, and Focus each continues to operate as a normal operation of Till.

Holdings was acquired by Till in May 2015. Till's management and board of directors believe that the sale of Holdings will allow Till to focus on increasing shareholder value and its original business strategy. Till has engaged an investment adviser to facilitate the sale of Holdings. There can be no assurance that the process will result in any transaction. As of November 14, 2017, Till has received various offers from qualified potential purchasers and is evaluating those offers. If a definitive agreement is negotiated, approved, and accepted by the board of directors, the completion of any sale is, subject to Canada regulatory approval requirements, expected to be completed within nine months of signing the definitive agreement.

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

In May 2014, the Financial Accounting and Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 provides guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that represents the consideration that the entity expects to be entitled to in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Topic 606 is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Till is continuing to evaluate the impact of the new guidance on its consolidated financial statements and believes the new guidance will not have a significant impact on its financial statements.

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

In February 2016, the FASB issued ASU Topic 2016-02, Leases, that provides guidance that affects the recognition, measurement, presentation and disclosure of leases. This guidance requires substantially all leases to be reported on the balance sheet as right-to-use assets and lease liabilities, as well as additional disclosures. The standard is effective as of January 1, 2019, and early adoption is permitted. While Till has limited leasing activities, Till is in the early stages of evaluating the impact of the new guidance on its consolidated financial statements, but does not expect this accounting standard to have a significant effect on its financial statements or related disclosures.

In March 2016, the FASB issued ASU Topic 2016-09, Compensation-Stock Compensation (Topic718), that requires recognition of the excess tax benefits or deficiencies of share-based awards through net income rather than through additional paid in capital. Additionally, the guidance allows for an election to account for forfeitures related to share-based payments either as they occur or through an estimation method. Till adopted this guidance beginning in the first quarter of 2017 and it is not expected to have a significant impact on its consolidated financial statements.

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

3.	ASSETS AND LIABILITIES HELD FOR SALE

Omega Insurance Holdings, Inc.

Based on the planned sale of Holdings, as described in Note 1, as of September 30, 2017, Holdings is classified as assets and liabilities held for sale and is measured at the lower of its carrying amount or fair value less costs to sell. As such, as of September 30, 2017, Holdings assets and liabilities were valued at $57,361,587 and $50,275,556, respectively, which resulted in a valuation loss of $971,757 for the three and nine months ended September 30, 2017. The comparative assets and liabilities as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Holdings assets held for sale:
Cash and cash equivalents	$3,708,495	$3,299,943
Investments (Note 5)	13,077,236	12,707,484
Unpaid losses and loss adjustment expenses ceded (Note 6)	9,517,496	7,058,004
Unearned premiums ceded (Note 7)	14,045,306	1,614,803
Premiums receivable and reinsurance recoverables	15,251,443	2,391,427
Deferred policy acquisition costs (Note 8)	2,071,587	498,889
Property, plant, and equipment ("PP&E")	29,113	30,070
Deferred income tax asset	—	583,153
Other assets	(339,089)	(327,613)

Total Holdings assets held for sale	$57,361,587	$27,856,160

Holdings liabilities held for sale:
Reserve for unpaid losses and loss adjustment expenses (Note 6)	$16,058,789	$13,212,366
Unearned premiums (Note 7)	16,521,336	2,283,118
Reinsurance payables	14,659,445	4,150,627
Unearned commissions	2,316,762	397,103
Other liabilities	719,224	—

Total Holdings liabilities held for sale	$50,275,556	$20,043,214

Springer Mining Company and the Taylor Mill

In the second quarter of 2015, Till's controlled subsidiary, Silver Predator Corp. ("SPD"), of which Till, through its wholly-owned subsidiary, Resource Re Ltd. ("RRL"), owns 64% of the outstanding shares, announced its intention to realize value from some of its assets by initiating a process to sell all, or part, of the tangible and mineral property assets at some of its properties in Nevada. SPD’s Board of Directors and management committed to a plan to sell Springer Mining Company ("SMC") and the Taylor Mill. Since initiating that process, active negotiations have been held related to those assets. However, there can be no assurance that the process will result in any transaction.

In January 2017, SPD, in exchange for the release of a related party debt owed to RRL, gave 100% of its full ownership of SMC to RRL. Ownership of SMC was, in turn, transferred to Till's wholly-owned subsidiary, Golden Predator US Holding Corp. ("GPUS"). The approximately $1.4 million impact of that transaction is included within the decrease in non-controlling interests. Till's Board of Directors and management are committed to a plan to sell SMC. Assets and liabilities held for sale as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
SMC assets held for sale:
Cash, accounts receivable, and prepaid expenses	$5,501	$23,399
Reclamation bonds	32,401	32,401
Prepaids	10,365	—
Mineral properties	488,871	488,871
Property, plant, and equipment	3,998,568	3,998,568
Total SMC assets held for sale	$4,535,706	$4,543,239
Total SMC liabilities held for sale	$314	$18,606

SPD's Taylor Mill assets had a book value of $nil at September 30, 2017 and December 31, 2016.

Total assets and liabilities held for sale

	September 30, 2017	December 31, 2016
Assets held for sale:
Holdings	$57,361,587	$27,856,160
SMC	4,535,706	4,543,239
Total assets held for sale	$61,897,293	$32,399,399
Liabilities held for sale:
Holdings	$50,275,556	$20,043,214
SMC	314	18,606
Total liabilities held for sale	$50,275,870	$20,061,820

4.	PROMISSORY NOTE RECEIVABLE

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

That promissory note was initially recognized at fair value, and was subsequently carried at amortized cost using the effective interest rate method.

Carrying value of note at December 31, 2016	$2,410,494
Interest	69,869
Payment on March 31, 2017	(913,879)
Payment on June 2, 2017	(1,651,374)
Amortization of discount	86,899
Foreign exchange loss	(2,009)
Carrying value, September 30, 2017	$—

5.	INVESTMENTS

The following tables summarize the differences between cost or amortized cost and fair value, by major investment category, at September 30, 2017 and December 31, 2016:

Investments

Held for trading investments

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017:
Equity securities - natural resource sector	$746,126	$13,301	$76,240	$683,187
Equity securities - all other sectors	1,277,058	43,601	394,138	926,521
Total	$2,023,184	$56,902	$470,378	$1,609,708
December 31, 2016:
Equity securities - natural resource sector	$642,914	$4,515	$134,536	$512,893
Equity securities - all other sectors	1,712,874	—	394,404	1,318,470
Total	$2,355,788	$4,515	$528,940	$1,831,363

Available for sale investments

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017:
Equity securities - natural resource sector	258,706	61,839	103,337	217,208
Total	$258,706	$61,839	$103,337	$217,208
December 31, 2016:
Equity securities - natural resource sector	335,267	661,555	14,895	981,927
Total	$335,267	$661,555	$14,895	$981,927

Total Investments

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017:
Held for trading	$2,023,184	$56,902	$470,378	$1,609,708
Available for sale	258,706	61,839	103,337	217,208
Total	$2,281,890	$118,741	$573,715	$1,826,916
December 31, 2016:
Held for trading	$2,355,788	$4,515	$528,940	$1,831,363
Available for sale	335,267	661,555	14,895	981,927
Total	$2,691,055	$666,070	$543,835	$2,813,290

Investments included in assets held for sale

Held for trading investments

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016:
Equity securities - all other sectors	115,763	—	1,144	114,619
Total	$115,763	$—	$1,144	$114,619

Available for sale investments

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017:
Canadian government bonds and provincial bonds	$8,466,997	$—	$53,201	$8,413,796
Equity securities - bond funds	4,829,317	—	165,877	4,663,440
Total	$13,296,314	$—	$219,078	$13,077,236
December 31, 2016:
Canadian government bonds and provincial bonds	$8,114,813	$58,709	$6	$8,173,516
Equity securities - bond funds	4,467,788	—	48,439	4,419,349
Total	$12,582,601	$58,709	$48,445	$12,592,865

Total investments included in assets held for sale

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017:
Held for trading	$—	$—	$—	$—
Available for sale	13,296,314	—	219,078	13,077,236
Total	$13,296,314	$—	$219,078	$13,077,236
December 31, 2016:
Held for trading	$115,763	—	$1,144	$114,619
Available for sale	12,582,601	58,709	48,445	12,592,865
Total	$12,698,364	$58,709	$49,589	$12,707,484

Realized gain (loss) on investments, net

Till calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Till determines the cost or amortized cost of the bonds sold using the specific-identification method and all other securities sold using the average cost method.

Held for trading investments

The net gain (loss) from held for trading investments was $(211,662) and $912,161 for the three months ended September 30, 2017 and 2016, respectively. The net gain (loss) from held for trading investments was $(305,972) and $1,035,758 for the nine months ended September 30, 2017 and 2016, respectively.

Available for sale investments

	Three Months Ended September 30,
	2017		2016
	Gains	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Equities	$—	$—	$281,785	$527,507
Total realized gains	$—	$—	$281,785	$527,507

	Nine Months Ended September 30,
	2017		2016
	Gains	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Equities	$1,001,496	$1,335,452	$1,429,623	$2,077,635
Total realized gains	1,001,496	1,335,452	1,429,623	2,077,635
Equities	—	—	(16,958)	116,864
Total realized losses	—	—	(16,958)	116,864
Net realized gains	$1,001,496	$1,335,452	$1,412,665	$2,194,499

Available for sale investments included in assets held for sale

The following tables summarize Till's fixed maturities by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	September 30, 2017
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$3,308,710	25%	$3,403,567	26%
Due after one year through five years	7,460,626	56	7,185,247	55
Due after five years through 10 years	2,526,978	19	2,488,422	19
Due after ten years	—	—	—	—
Total	$13,296,314	100%	$13,077,236	100%

	December 31, 2016
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$2,063,193	16%	$2,064,575	16%
Due after one year through five years	8,309,375	66	8,429,796	66
Due after five years through 10 years	2,210,033	18	2,213,113	17
Due after ten years	—	—	—	—
Total	$12,582,601	100%	$12,707,484	100%

Net change in unrealized gain (loss) on investments

Available for sale investments (including available for sale investments included in assets held for sale)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Canadian government and provincial bonds	(71,331)	58,230	(212,288)	64,956
Equity securities - bond funds	(57,584)	(4,612)	(117,438)	(16,874)
Equity securities	(8,251)	(660,273)	(587,773)	(72,890)
Included in accumulated other comprehensive loss	$(137,166)	$(606,655)	$(917,499)	$(24,808)

Net interest and dividends

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net interest and dividends	$11,046	$81,432	$202,606	$214,204
Investment related expenses	(301,704)	(266,675)	(988,315)	(793,231)
Total	$(290,658)	$(185,243)	$(785,709)	$(579,027)

Investment income (loss), net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net gain (loss) on held for trading securities	$(211,662)	$912,161	$(305,972)	$1,035,758
Net realized gain on available for sale securities	—	281,785	1,001,496	1,412,665
Change in unrealized loss on derivative liability	—	498,041	—	337,684
Net investment expense	(290,658)	(185,243)	(785,709)	(579,027)
Total	$(502,320)	$1,506,744	$(90,185)	$2,207,080

Fair value

The following table presents information about Till’s investments measured at fair value on a recurring basis.

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Equity securities	1,826,916	1,783,615	43,301	—
Total investments	$1,826,916	$1,783,615	$43,301	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Equity securities	2,813,290	2,580,326	232,964	—
Total investments	$2,813,290	$2,580,326	$232,964	$—

The following table presents information about Till’s investments included in assets held for sale measured at fair value on a recurring basis.

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Canadian government bonds and provincial bonds	$13,077,236	$4,663,440	$8,413,796	$—
Total investments	$13,077,236	$4,663,440	$8,413,796	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Canadian government bonds and provincial bonds	$12,592,865	$4,419,349	$8,173,516	$—
Equity securities	114,619	114,619	—	—
Total investments	$12,707,484	$4,533,968	$8,173,516	$—

Unrealized investment losses on available for sale investments

The following table presents an aging of Till’s unrealized investment losses on available for sale investments by investment class as of September 30, 2017 and December 31, 2016.

	Less than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
September 30, 2017:
Equity security - natural resource sector	1	86,136	70,173	1	17,201	—
Total	1	86,136	70,173	1	17,201	—
December 31, 2016:
Equity security - natural resource sector	—	—	—	1	14,895	—
Total	—	$—	$—	1	$14,895	$—

Unrealized investment losses on available for sale investments included in assets held for sale

The following table presents an aging of Till’s unrealized investment losses on available for sale investments included in assets held for sale by investment class as of September 30, 2017 and December 31, 2016.

	Less than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
September 30, 2017:
Canadian government bonds	—	$—	$—	20	$53,201	$8,413,795
Equity securities - bond funds	—	—	—	2	165,877	4,663,440
Total	—	—	—	22	219,078	13,077,235
December 31, 2016:
Canadian government bond	1	$6	$186,165	—	$—	$—
Equity securities - bond funds	—	—	—	2	48,439	4,419,349
Total	1	$6	$186,165	2	$48,439	$4,419,349

Equity Investment in Limited Liability Company

Till, through RRL, has an investment in IG Copper LLC (“IGC”) that is accounted for under the equity method of accounting that is summarized as follows:

	September 30, 2017	December 31, 2016
Balance, beginning of period	$1,248,491	$1,089,570
Additional investments	—	219,179
Share of accumulated equity method losses	(54,173)	(60,258)
Balance, end of period	$1,194,318	$1,248,491
Till's ownership percentage	3.51%	3.59%

On December 17, 2016, Till, through RRL, entered into an unsecured loan agreement with IGC. Under that loan agreement, the principal amount loaned by RRL was $400,000, the annual interest rate was 15%, and the loan and accrued interest were due in August 2017. In September 2017, $40,000 in interest was received from IGC. As of September 30, 2017 and December 31, 2016, the loan and accrued interest totaled $400,000 and $401,973, respectively, and is included in other assets.

In October 2017, the loan was repaid with $300,000 cash and $100,000 converted to IGC shares and warrants increasing Till's ownership percentage to 3.69%.

6.	UNPAID LOSSES, LOSS ADJUSTMENT EXPENSES, AND AMOUNTS CEDED

The following table is a summary of changes in outstanding losses and loss adjustment expenses ("LAE") and amounts ceded included in assets and liabilities held for sale (Note 3).

	Nine Months Ended September 30,
	2017			2016
	Unpaid Losses and LAE	Amounts Ceded	Net	Unpaid Losses and LAE	Amounts Ceded	Net
Balance, beginning of period	$13,212,366	$7,058,004	$6,154,362	$14,539,623	$7,304,975	$7,234,648
Losses and LAE incurred for insured events related to:
Current period	24,205,352	24,048,261	157,091	18,213,398	18,071,636	141,762
Prior periods	648,410	(215,379)	863,789	831,324	335,495	495,829
Total incurred	24,853,762	23,832,882	1,020,880	19,044,722	18,407,131	637,591
Losses and LAE paid:
Current period	(20,613,919)	(20,596,873)	(17,046)	(16,432,761)	(16,431,769)	(992)
Prior period	(2,585,900)	(1,418,720)	(1,167,180)	(3,334,479)	(1,969,585)	(1,364,894)
Total paid	(23,199,819)	(22,015,593)	(1,184,226)	(19,767,240)	(18,401,354)	(1,365,886)
Adjustment due to currency conversion	1,192,480	642,203	550,277	927,336	435,981	491,355
Balance, end of period	$16,058,789	$9,517,496	$6,541,293	$14,744,441	$7,746,733	$6,997,708

The following table presents premiums written, change in unearned premiums, and premiums earned included in income (loss) from discontinued operations (Note 11).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Premiums written:
Direct	$15,288,052	$9,983,186	$50,343,946	$29,278,095
Assumed	91	6	4,541	6
Ceded	(14,801,564)	(9,780,273)	(47,691,188)	(28,579,610)
Net premiums written	$486,579	$202,919	$2,657,299	$698,491

Change in unearned premiums:
Direct	$(1,667,729)	$196,296	$(13,551,264)	$(867,816)
Assumed	—	—	—	—
Ceded	1,445,831	(167,145)	11,748,773	763,603
Net increase	$(221,898)	$29,151	$(1,802,491)	$(104,213)

Premiums earned:
Direct	$13,620,323	$10,179,482	$36,792,682	$28,410,279
Assumed	91	6	4,541	6
Ceded	(13,355,733)	(9,947,418)	(35,942,415)	(27,816,007)
Net premiums earned	$264,681	$232,070	$854,808	$594,278

7.	UNEARNED PREMIUMS

The following table is a summary of changes in unearned premiums and unearned premiums ceded included in assets and liabilities held for sale (Note 3).

	Nine Months Ended September 30,
	2017			2016
	Unearned Premiums	Unearned Premiums Ceded	Net	Unearned Premiums	Unearned Premiums Ceded	Net
Balance, beginning of period	$2,283,118	$1,614,803	$668,315	$2,432,468	$1,615,977	$816,491
Premiums written	50,348,487	47,691,188	2,657,299	29,278,101	28,579,610	698,491
Premiums earned	(36,907,201)	(35,942,416)	(964,785)	(28,950,206)	(28,095,391)	(854,815)
Adjustment due to currency conversion	796,932	681,731	115,201	318,746	229,416	89,330
Balance, end of period	$16,521,336	$14,045,306	$2,476,030	$3,079,109	$2,329,612	$749,497

8.	DEFERRED POLICY ACQUISITION COSTS

A summary of the changes in deferred policy acquisition costs included in assets held for sale (Note 3) is as follows:

	Nine Months Ended September 30,
	2017	2016
Balance, beginning of period	$498,889	$465,472
Acquisition costs deferred	11,700,043	8,050,743
Amortization of deferred policy acquisition costs	(10,127,345)	(7,896,037)
Balance, end of period	$2,071,587	$620,178

9.	ROYALTY AND MINERAL INTERESTS

The following tables are a summary of royalty and mineral interests:

	Balance January 1, 2017	Sale of mineral interests	Option payments received	Impairments	Currency translation and other adjustments	Balance September 30, 2017
Taylor Property	$496,957	$—	$(356,309)	$—	$(84,857)	$55,791
Other properties	462,258	(100,255)	(15,000)	—	—	347,003
Royalty interests	44,158	—	—	—	—	44,158

Total	$1,003,373	$(100,255)	$(371,309)	$—	$(84,857)	$446,952

	Balance January 1, 2016	Sale of mineral interests	Option payments received	Impairments	Currency translation and other adjustments	Balance December 31, 2016
Taylor Property	$478,836	$—	$—	$—	$18,121	$496,957
Other properties	462,258	—	—	—	—	462,258
Royalty interests	136,733	(86,982)	—	(5,593)	—	44,158

Total	$1,077,827	$(86,982)	$—	$(5,593)	$18,121	$1,003,373

Sale of mineral interest

On April 10, 2017, GPUS, Till's wholly-owned subsidiary, completed an option agreement with an unrelated party whereby a mineral interest located in Nevada, USA was sold.  The final payment of $1,156,090 was received by GPUS and a gain of $1,055,835 was recorded on the sale of that mineral interest.

Taylor property option

In April 2017, SPD, Till’s 64% owned subsidiary, entered into an option agreement (the “Taylor Agreement”) with Montego Resource Inc. (“Montego”) pursuant to which Montego has the right to acquire from SPD certain mining claims located in Nevada, USA commonly referred to as the Taylor Silver Property (the “Taylor Property”).

Under the terms of the Taylor Agreement, Montego can acquire the Taylor Property in consideration for the completion of a series of cash payments totaling $1,200,000, issuing 2,500,000 common shares to SPD, and incurring expenditures of at least $700,000 on the Taylor Property. Upon completion of the payments, share issuances, and expenditures, Montego will hold a 100% interest in the Taylor Property, subject to a 2% net smelter returns royalty ("NSR") and a 1% net profit royalty that will be retained by SPD.

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

Carlin Vanadium property option

In June 2017, GPUS, Till’s wholly-owned subsidiary, entered into an option agreement (the “Carlin Vanadium Agreement”) with a privately-held unrelated company (“Optionee”) pursuant to which Optionee has the right to acquire from GPUS certain mining claims located in Idaho, USA commonly referred to as the Carlin Vanadium/Black Kettle Property (the “Carlin Vanadium Property”).

Under the terms of the Carlin Vanadium Agreement, Optionee can acquire the Carlin Vanadium Property in consideration for the completion of a series of cash payments totaling $2,000,000, incurring expenditures of at least $475,000 on the Carlin Vanadium Property, and granting a 2% NSR to GPUS on the Carlin Vanadium Property. Upon completion of the payments, expenditures, and issuance of 2% NSR, Optionee will hold a 100% interest in the Carlin Vanadium Property.  The Optionee has the right to purchase all or half of the NSR for $4 million for the entire 2% NSR or $2 million for 1% (half the NSR).  That right expires at the end of the option period.

The payments, expenditures, and NSR grant must be completed in accordance with the following schedule:

•	At Closing: $15,000 cash
•	On or before December 15, 2017: Expenditures of $50,000
•	12 months from Closing: $25,000 cash
•	On or before December 15, 2018: Expenditures of an aggregate of $125,000
•	24 months from Closing: $50,000 cash
•	On or before December 15, 2019: Expenditures of an aggregate of $225,000
•	On or before December 15, 2020: Expenditures of an additional $250,000
•	On or before December 15, 2021: Expenditures of an additional $250,000 (unless option is exercised)
•	On or before 60 months from closing: Expenditures of an additional $250,000 (unless option is exercised)
•	On or before 60 months from closing: $2,000,000 cash less any cash payments, not including expenditures
•	On or before 60 months from closing: Grant of 2% NSR to GPUS subject to purchase by Optionee

The closing occurred on June 14, 2017 by which date GPUS had received $15,000.

10.	INCOME (LOSS) PER SHARE

Till uses the treasury stock method to calculate diluted income (loss) per share. Following the treasury stock method, the numerator for Till’s diluted income (loss) per share calculation remains unchanged from the basic income (loss) per share calculation, as the assumed exercise of Till’s stock options and warrants does not result in an adjustment to net income or loss.

Stock options to purchase 118,352 and 119,952 restricted voting shares were outstanding at September 30, 2017 and December 31, 2016, respectively. Warrants to purchase 179,500 restricted voting shares were outstanding at September 30, 2017 and December 31, 2016. Those stock options and warrants were excluded in the calculation of diluted earnings per share because the exercise prices of the options and warrants were greater than the weighted average market value of the restricted voting shares in the three and nine month periods ended September 30, 2017.

11.	DISCONTINUED OPERATIONS

As a result of Till's decision during the third quarter of 2017 to sell Holdings, as described in Note 1, pursuant to GAAP, Holdings is required to be classified as a discontinued operation and is presented as such on Till's Statements of Income (Loss). The summary of the income and losses presented on the basis of discontinued operations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue from discontinued operations:
Insurance premiums written	$15,288,143	$9,983,193	$50,348,487	$29,278,101
Insurance premiums ceded to reinsurers	(14,801,564)	(9,780,273)	(47,691,188)	(28,579,610)
Change in unearned premiums	(221,898)	29,151	(1,802,491)	(104,213)
Net insurance premiums earned	264,681	232,071	854,808	594,278

Fees - Chief agency	75,196	74,060	216,843	229,559
Fees - Consulting	38,194	47,295	120,852	145,926
Investment income	104,928	102,307	315,734	650,363
Total revenue	482,999	455,733	1,508,237	1,620,126

Expenses from discontinued operations:
Losses and loss adjustment expenses, net	437,894	248,787	1,020,880	637,591
General and administrative expenses	145,161	68,355	328,649	225,516
Salaries and benefits	210,229	179,050	581,174	536,316
Loss on assets and liabilities held for sale	971,757	—	971,757	—
Total expenses	1,765,041	496,192	2,902,460	1,399,423

Income (loss) from discontinued operations before income taxes	(1,282,042)	(40,459)	(1,394,223)	220,703
Income tax (expense) recovery	(660,251)	16,447	(583,153)	(41,088)
Income (loss) from discontinued operations	$(1,942,293)	$(24,012)	$(1,977,376)	$179,615

Other comprehensive income (loss) attributed to Holdings includes a change in cumulative foreign exchange translation adjustment of $148,502 and $602,242 for the three and nine months ended September 30, 2017, respectively. Other comprehensive income (loss) attributed to Holdings also includes changes in net unrealized gains and reclassification adjustment for net realized gain on available for sale investments of $(128,914) and $(329,725) for the three and nine months ended September 30, 2017, respectively.

	Nine Months Ended September 30,
	2017	2016
Cash flows from discontinued operating activities
Net income (loss) from discontinued operations	$(1,977,376)	$179,615
Non-cash items:
Amortization of capital assets	5,497	5,121
Gain on investments	315,734	650,363
Income tax expense	583,153	41,088
Loss on assets and liabilities held for sale	971,757	—
Net income (loss) adjusted for non-cash items	(101,235)	876,187
Increase in premiums receivable and reinsurance recoverables	(12,860,016)	(314,557)
Increase (decrease) in unpaid losses, LAE, and amounts ceded	386,931	(236,940)
Increase (decrease) in reinsurance payables	10,694,328	(2,546,993)
Increase in deferred policy acquisition costs	(1,572,698)	(154,706)
Increase (decrease) in unearned premiums	1,807,715	(66,994)
Increase in accounts payable and other liabilities	2,453,373	192,869
Other working capital changes	11,476	(78,682)
Total working capital changes	921,109	(3,206,003)
Total operating cash flows from discontinued operations	$819,874	$(2,329,816)

Investing cash flows from discontinued operations
Proceeds from sales of available for sale investments	$—	$2,873,586
Sales of held for trading investments, net	65,590	129,093
Total investing cash flows from discontinued operations	$65,590	$3,002,679

12.	SEGMENT DATA

Till operates in a single segment, that being insurance.

Till's revenue from continuing operations is attributed to the following geographical areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Bermuda	$(323,571)	$994,764	$527,754	$2,193,726
United States	(178,749)	560,938	507,396	145,312
Total (continuing operations)	$(502,320)	$1,555,702	$1,035,150	$2,339,038

Canada (discontinued operations)	$482,999	$455,733	$1,508,237	$1,620,126

13.	RELATED PARTY DISCLOSURES

Service agreements

Till is party to service agreements with SPD whereby Till provides accounting and corporate communications services on a cost-plus recovery basis. During the three and nine month periods ended September 30, 2017 and 2016, Till charged SPD $9,000 and $27,000 for those services, respectively.

14.	CAPITAL MANAGEMENT

Regulatory capital

Till manages capital on an aggregate basis, as well as individually for each regulated entity. Till's insurance subsidiaries are subject to the regulatory capital requirements defined by the Bermuda Monetary Authority (“BMA”) for RRL and by the Office of Superintendent of Financial Institutions (Canada) (“OSFI”) for Omega.

Till’s objectives when managing capital consist of:

•	Ensuring that policyholders in the insurance and reinsurance subsidiaries are protected while complying with regulatory capital requirements.
•	Maximizing long-term shareholder value by optimizing capital generated and used by Till.

Till views capital as a scarce and strategic resource. That resource protects the financial well-being of the organization, and is also critical in enabling Till to pursue strategic business opportunities. Adequate capital also acts as a safeguard against possible unexpected losses, and as a basis for confidence in Till by shareholders, policyholders, creditors, and others. For the purpose of capital management, Till has defined capital as shareholders’ equity, excluding accumulated other comprehensive income ("AOCI"). Capital is monitored by Till's Board of Directors. Till's insurance subsidiaries are subject to minimum capital requirements that, in the case of RRL, is $1 million, and, in the case of Omega, the Minimum Capital Test ("MCT") is calculated based on guidelines established by OSFI. Those amounts are not available to satisfy liabilities of Till or other subsidiaries. Both RRL and Omega are in compliance with regulatory capital requirements.

RRL

RRL is registered under The Bermuda Insurance Act 1978 and related regulations (the “Act”) that require RRL to file a statutory financial return and maintain certain measures of solvency and liquidity. The required Minimum General Business Solvency Margin at September 30, 2017 was $1 million. The Minimum Liquidity Ratio is the ratio of the insurer’s relevant assets to its relevant liabilities. The minimum allowable ratio is 75%. RRL’s relevant assets at September 30, 2017 were $8.0 million (December 31, 2016 - $16.8 million) and 75% of its relevant liabilities as of September 30, 2017 was $141,241 (December 31, 2016 - $161,988). As of September 30, 2017, and December 31, 2016, RRL is in compliance with those requirements.

Omega

OSFI has set out expectations of a 100% MCT as the minimum and have also set out 150% MCT as the supervisory target for Canadian property and casualty insurance companies. As of September 30, 2017, Omega had total capital available of CDN$8.4 (US$6.7) million (December 31, 2016 - CDN$9.4 (US$7.0) million) and a total capital required of CDN$3.4 (US$2.7) million (December 31, 2016 - CDN$1.9 (US$1.4) million) resulting in a MCT of 252% (December 31, 2016 - 499%). As of September 30, 2017, and December 31, 2016, Omega is in compliance with OSFI's MCT requirement.

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

Factors that could cause actual results to differ materially from any results projected, forecasted, estimated, or budgeted or that may materially and adversely affect our actual results include but are not limited to (i) the cyclical nature of the insurance and reinsurance markets, (ii) fluctuations in the number and severity of insurance claims, (iii) our ability to purchase reinsurance on favorable terms when required, (iv) changes in the legal and regulatory environment in the U.S., Canada or Bermuda, (v) changes in insurance industry trends and significant industry developments, (vi) the effect of emerging claim and coverage issues on our business, (vii) any suspension or revocation of the reinsurance/insurance license of our insurance company subsidiaries, (viii) fluctuations in interest rates that could have an impact on our ability to generate investment income, (ix) our ability to access capital when needed, and (x) changes in ratings by ratings agencies of Till and/or its insurance company subsidiaries.  For additional information, see pages 1-3 and Part I, Item 1A. Risk Factors in the 2016 Report.

Overview

Till is an insurance holding company domiciled in Bermuda. Through two of Till’s wholly-owned subsidiaries, Resource Re Ltd. ("RRL") and Omega General Insurance Company ("Omega"), we provide property and casualty insurance and reinsurance. Till operates in a single segment, specifically insurance.

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

Omega underwrites direct insurance and reinsurance business through its wholly-owned subsidiary Omega. As a reinsurer, Omega provides assumption reinsurance to insurance companies that want to exit the Canadian market, and to insurance companies that want to transfer all of their remaining claim liabilities on particular books of business; those arrangements are commonly referred to as “run-off” or “loss portfolio transfer” assumption business. Omega also is a primary insurer, direct writer, for insurance companies looking to write Canadian business, but lacking the appropriate Canadian insurance licenses. In that capacity, Omega acts as the direct writer, or fronting company, for a specific insurance company and typically will cede most or all of that fronted business to that insurer. Omega has three sources of revenue, namely, (i) premiums on portfolio transfer transactions and fees related to managing Canadian branch offices in “run-off”, (ii) assumption reinsurance, including servicing fees in certain transactions, and (iii) premiums on direct business.

Till’s other subsidiaries include Till Management Company (“TMC”), Golden Predator US Holding Corp. (“GPUS”), Omega Insurance Holdings, Inc. ("OIHI"), and Focus Group Inc. ("Focus"). TMC provides investment advisory and investment management services, GPUS provides personnel services, financial accounting, corporate and compliance, and other back-office support to Till and its subsidiaries, OIHI is the holding company for Omega and Focus, and Focus provides management services to Omega and consulting and management services to third-party insurers and others.

The discussion of Till's financial condition and results of operations that follows is intended to provide summarized information to assist the reader in understating Till's unaudited condensed consolidated financial statements, as well as to provide explanations as regards the primary factors for financial statement changes from year to year and quarter to quarter. This discussion should be read in conjunction with Till's unaudited condensed consolidated financial statements that appear in Part I, Item 1 of this Report.

Assets and Liabilities Held for Sale and Discontinued Operations

During the third quarter of 2017, Till initiated a plan to sell its wholly-owned subsidiary OIHI, including its wholly-owned subsidiaries, Omega and Focus (collectively, "Holdings"). Holdings was acquired by Till on May 15, 2015. Till's management and Board of Directors believe the sale of Holdings will better position Till's operations for the benefit of its shareholders through the financing of reinsurance contracts at RRL and other investments.

Till has engaged an investment adviser to facilitate the sale of Holdings. There can be no assurance that the process with result in any transaction. As of November 14, 2017 negotiations between Till and identified potential purchasers are continuing.

In accordance with accounting principles generally accepted in the United States of America ("GAAP"), the assets and liabilities of Holdings have been classified as held for sale on Till's Balance Sheets and the operations attributed to Holdings have been classified as discontinued operations on Till's Statements of Income (Loss). As required by GAAP, a loss of $971,757 was realized in the third quarter of 2017 as a result of the decision to sell OIHI and estimated costs related thereto.

Critical Accounting Estimates

When Till prepares its condensed consolidated financial statements and accompanying notes in conformity with GAAP, Till makes estimates and assumptions about future events that affect the amounts reported. Certain of those estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because Till continuously evaluates those estimates and assumptions based on a variety of factors, actual results could materially differ from Till's estimates and assumptions if changes in one or more factors require Till to make accounting adjustments. During the nine months ended September 30, 2017, Till reassessed its critical accounting policies and estimates as disclosed within the 2016 Report; Till has made no material changes or additions with regard to such policies and estimates.

Results of Operations - Three and nine month periods ended September 30, 2017 compared with three and nine month periods ended September 30, 2016

The following table summarizes Till’s consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue (loss):
Investment income (loss), net	$(502,320)	$1,506,744	$(90,185)	$2,207,080
Gain on sale of mineral interests and PP&E	—	48,958	1,075,335	91,958
Other revenue	—	—	50,000	40,000
Total revenue (loss)	(502,320)	1,555,702	1,035,150	2,339,038

Expenses:
General and administrative expenses	247,421	371,024	1,261,175	1,209,929
Salaries and benefits	98,370	96,838	319,717	584,598
Stock-based compensation	3,092	1,834	26,619	26,941
Mining related expenses and property impairment	150,003	51,935	178,636	76,456
Foreign exchange (gain) loss	37,289	36,167	59,309	(195,517)
Interest and other (income) expense	1,663	(8)	5,862	(26,247)
Total expenses	537,838	557,790	1,851,318	1,676,160

Income (loss) from continuing operations before loss on equity method investment	(1,040,158)	997,912	(816,168)	662,878

Loss on equity method investment	(3,890)	(7,042)	(54,173)	(19,470)
Income (loss) from continuing operations	(1,044,048)	990,870	(870,341)	643,408

Income (loss) from discontinued operations
Income (loss) from discontinued operations including loss on assets and liabilities held for sale	(1,942,293)	(24,012)	(1,977,376)	179,615
Income (loss) from discontinued operations	(1,942,293)	(24,012)	(1,977,376)	179,615

Net income (loss)	(2,986,341)	966,858	(2,847,717)	823,023
Income (loss) attributable to:
Shareholders of Till Capital Ltd.	(2,904,173)	1,016,955	(2,761,291)	854,249
Non-controlling interests	(82,168)	(50,097)	(86,426)	(31,226)
Net income (loss)	$(2,986,341)	$966,858	$(2,847,717)	$823,023

Basic and diluted net income (loss) per share from continuing operations of Till Capital Ltd.	$(0.29)	$0.31	$(0.23)	$0.20
Basic and diluted net income (loss) per share from discontinued operations of Till Capital Ltd.	$(0.58)	$(0.01)	$(0.59)	$0.05
Weighted average number of shares outstanding	3,350,284	3,399,922	3,350,284	3,418,526

Comparison of the three month periods ended September 30, 2017 and 2016

Revenue

Investment income (loss), net

Investment income (loss), inclusive of net realized investment gains and losses, decreased from income of $1.5 million for the three months ended September 30, 2016 to loss of $0.5 million for the three months ended September 30, 2017. That decrease in net investment income (loss) was primarily due to losses related to futures trading during the three months ended September 30, 2017, and large gains in natural resource investments during the three months ended September 30, 2016 that did not occur during the three months ended September 30, 2017.

Expenses

General and administrative expenses

General and administrative expenses decreased from $0.4 million for the three months ended September 30, 2016 to $0.2 million for the three months ended September 30, 2017. That decrease in general and administrative expenses was primarily due to lower professional fees for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Mining related expenses and property impairment

Mining related expenses and property impairment increased from $0.1 million for the three months ended September 30, 2016 to $0.2 million for the three months ended September 30, 2017. That increase in mining related expenses and property impairment was due to a one time repair at Springer Mining Company ("SMC") and and reclamation expenses at the Taylor Silver Property ("Taylor Property") during the three months ended September 30, 2017.

Net income (loss) from continuing operations

Net income (loss) from continuing operations decreased from net income of $1.0 million for the three months ended September 30, 2016 to net loss of $1.0 million for the three months ended September 30, 2017. That decrease in net income (loss) from continuing operations was due principally to decreased investment income for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Net loss from discontinued operations

Discontinued operations relate to Till's decision during the third quarter 2017 to sell Holdings. Net loss from discontinued operations increased from $0.02 million for the three months ended September 30, 2016 to $1.9 million for the three months ended September 30, 2017. That increase in net loss from discontinued operations was due principally to the loss realized as a result of Till's revaluation of Holdings as assets and liabilities held for sale during the three months ended September 30, 2017.

Net income (loss)

Net income (loss) decreased from net income of $1.0 million for the three months ended September 30, 2016 to net loss of $3.0 million for the three months ended September 30, 2017. That decrease in net income (loss) was due principally to decreased investment income and to the loss realized as a result of Till's revaluation of Holdings as assets and liabilities held for sale during the three months ended September 30, 2017.

Comparison of the nine month periods ended September 30, 2017 and 2016

Revenue

Investment income (loss), net

Investment income (loss), inclusive of net realized investment gains and losses, decreased from income of $2.2 million for the nine months ended September 30, 2016 to loss of $0.1 million for the nine months ended September 30, 2017. That decrease in net investment income (loss) was due primarily to losses related to futures trading during the nine month ended September 30, 2017 and large gains in natural resource investments during the nine months ended September 30, 2016 that did not occur during the nine months ended September 30, 2017.

Gain on sale of mineral interests and PP&E

Gain on sale of mineral interests and PP&E increased from $0.01 million for the nine months ended September 30, 2016 to $1.1 million for the nine months ended September 30, 2017. That increase in gain on sale of mineral interests and PP&E was due mostly to the completion of an option agreement that resulted in the sale of a mineral property during the nine months ended September 30, 2017 compared to minor sales of mineral interests and PP&E during the nine months ended September 30, 2016.

Total revenue

Total revenue decreased from $2.3 million for the nine months ended September 30, 2016 to $1.0 million for the nine months ended September 30, 2017. That decrease in total revenue was due principally to decreased investment income for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, partially offset by increased gain on sale of mineral interests and PP&E for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Expenses

Salaries and benefits

Salaries and benefits decreased from $0.6 million for the nine months ended September 30, 2016 to $0.3 million for the nine months ended September 30, 2017. That decrease in salaries and benefits resulted principally from a one-time payment to Till's former CFO during the nine months ended September 30, 2016.

Mining related expenses and property impairment

Mining related expenses and property impairment increased from $0.1 million for the nine months ended September 30, 2016 to $0.2 million for the nine months ended September 30, 2017. That increase in mining related expenses and property impairment was due to a one time repair at SMC and and reclamation expenses at the Taylor Property during the nine months ended September 30, 2017.

Foreign exchange (gain) loss

Foreign exchange (gain) loss decreased from gain of $0.2 million for the nine months ended September 30, 2016 to loss of $0.01 million for the nine months ended September 30, 2017. That decrease in foreign exchange (gain) loss is due primarily to payments received on the Canadian dollar denominated note receivable during the nine months ended September 30, 2017. Foreign exchange gain for the nine months ended September 30, 2016 was primarily related to the Canadian dollar denominated note receivable.

Net income (loss) from continuing operations

Net income (loss) from continuing operations decreased from net income of $0.6 million for the nine months ended September 30, 2016 to net loss of $0.9 million for the nine months ended September 30, 2017. That decrease in net income (loss) from continuing operations was due principally to decreased investment income and foreign exchange gain for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, partially offset by increased gain on sale of mineral interests and PP&E for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Net income (loss) from discontinued operations

Discontinued operations relate to Till's decision during the third quarter 2017 to sell Holdings. Net income (loss) from discontinued operations decreased from net income of $0.2 million for the nine months ended September 30, 2016 to net loss of $2.0 million for the nine months ended September 30, 2017. That decrease in net income (loss) from discontinued operations was due principally to the loss realized as a result of Till's valuation of Holdings as assets and liabilities held for sale during the nine months ended September 30, 2017.

Net income (loss)

Net income (loss) decreased from net income of $0.8 million for the nine months ended September 30, 2016 to net loss of $2.8 million for the nine months ended September 30, 2017. That decrease in net income (loss) was due primarily to decreased investment income and the loss realized as a result of Till's valuation of Holdings as assets and liabilities held for sale during the nine months ended September 30, 2017.

Financial Condition - September 30, 2017 compared with December 31, 2016

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$4,686,049	$2,020,265
Investments	3,021,234	4,061,781
Assets held for sale	61,897,293	33,176,729
Promissory note receivable	—	2,410,494
Other assets	1,436,683	2,146,343
Goodwill	2,235,251	2,980,819
Total assets	$73,276,51	$46,796,431

Liabilities held for sale	$50,275,870	$20,061,820
Accounts payable and accrued liabilities	141,902	168,002
Total liabilities	$50,417,772	$20,229,822

Total shareholders’ equity	$22,858,738	$25,789,280

Cash and cash equivalents and investments

Cash and cash equivalents ($4.7 million) and investments ($3.0 million) totaled $7.7 million at September 30, 2017 as compared to cash and cash equivalents ($2.0 million) and investments ($4.1 million) that totaled $6.1 million at December 31, 2016. That increase in cash and cash equivalents resulted from the receipt of payments on a note receivable and net sales of investments. The decrease in investments resulted mostly from those net sales of investments.

Assets held for sale

Assets held for sale totaled $61.9 million at September 30, 2017 as compared to $33.2 million at December 31, 2016. That increase in assets held for sale primarily relates to a new specialty insurance program underwritten by Omega during the nine months ended September 30, 2017, growth in other Omega insurance programs, and premiums written related to program renewals occurring during the nine months ended September 30, 2017.

Promissory note receivable

The Promissory note receivable was collected in the 2nd quarter of 2017. As such, there was no receivable at September 30, 2017 as compared to $2.4 million at December 31, 2016.

Other assets

Other assets totaled $1.4 million at September 30, 2017 as compared to $2.1 million at December 31, 2016. That decrease in other assets is due to primarily to a reduction in the carrying value of mineral properties resulting from the receipt of option payments during the nine months ended September 30, 2017.

Goodwill

Goodwill totaled $2.2 million at September 30, 2017 as compared to $3.0 million at December 31, 2016. That decrease in goodwill is primarily due to the loss realized as a result of Till's valuation of Holdings as assets and liabilities held for sale during the third quarter 2017. Goodwill was reduced $1.0 million by that valuation and was partially offset by foreign currency adjustment to goodwill in 2017.

Liabilities held for sale

Liabilities held for sale totaled $50.3 million at September 30, 2017 as compared to $20.1 million at December 31, 2016. Tat increase in liabilities held for sale is primarily relates to a new specialty insurance program underwritten by Omega during the nine months ended September 30, 2017, growth in other Omega insurance programs, and premiums written related to program renewals occurring during the nine months ended September 30, 2017.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(1,406,830)	$(6,205,547)
Investing activities	1,143,265	10,056,937
Financing activities	2,605,253	806,365
Increase in cash and cash equivalents	2,341,688	4,657,755
Effects of foreign exchange	732,648	315,834
Change of cash in assets held for sale for discontinued operations	(408,552)	(3,175,662)
Cash and cash equivalents, beginning of period	2,020,265	1,007,616
Cash and cash equivalents, end of period	$4,686,049	$2,805,543

Operating activities

Net cash used in operating activities was $1.4 million for the nine months ended September 30, 2017 as compared to $6.2 million for the nine months ended September 30, 2016, a decrease of $4.8 million. That decrease in cash used in operating activities in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is primarily due to Omega's new specialty insurance program that did not exist in 2016.

Investing activities

Net cash provided by investing activities was $1.1 million for the nine months ended September 30, 2017 compared to $10.1 million for the nine months ended September 30, 2016, a decrease of $9.0 million. That decrease in cash provided by investing activities is primarily due to net proceeds from the net sale of investments of $10.0 million for the nine months ended September 30, 2017 compared to cash used for net purchase of investments of $0.1 million for the nine months ended September 30, 2016, partially offset by proceeds from the sale of mineral properties of $1.2 million for the nine months ended September 30, 2017 compared to $0.2 million for the nine months ended September 30, 2016.

Financing activities

Net cash provided by financing activities was $2.6 million for the nine months ended September 30, 2017 compared to $0.8 million for the nine months ended September 30, 2016, an increase of $1.8 million. The source of cash for the nine months ended September 30, 2017 and 2016 was the receipt of $2.6 million and $0.5 million on the note receivable, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2017, Till did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

Not applicable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Till’s management evaluated, with the participation of Till’s principal executive and principal financial officers, the effectiveness of Till's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2017.  Based on their evaluation, Till’s principal executive and principal financial officers concluded that Till’s disclosure controls and procedures were effective as of September 30, 2017. There has been no change in Till’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, Till's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Till is party to various litigation matters in the ordinary course of business. Till cannot estimate with certainty its ultimate legal and financial liability with respect to the pending litigation matters. However, Till believes, based on its knowledge of such matters, that its ultimate liability with respect to those matters will not have a material adverse effect on Till's financial position, results of operations, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Arrangement Agreement, dated as of February 18, 2014, between Americas Bullion Royalty Corp. and Resource Holdings Ltd. (incorporated by reference to Exhibit 4.11 to Form 20-F filed on March 13, 2015).
3.1	Memorandum of Association of Resource Holdings Ltd. (incorporated by reference to Exhibit 1.1 to Form 20-F filed on March 13, 2015).
3.2	Bye-laws of Till Capital Ltd. (incorporated by reference to Exhibit 1.2 to Form 20-F filed on March 13, 2015).
4.1	Specimen of Restricted Voting Share Certificate (incorporated by reference to Exhibit 4.1 to Form 10-K filed on April 17, 2017).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the Quarterly Report on Form 10-Q of Till Capital Ltd. as of and for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language ("XBRL"), namely, (i) the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) the Notes to Unaudited Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TILL CAPITAL LTD.
(Registrant)

Date: November 14, 2017	By:	/s/ Brian P. Lupien
Brian P. Lupien
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

