Form 10-K
period 2017-12-31
Till Capital Ltd.
filed 2018-03-30
CIK 1625584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Securities registered pursuant to Section 12(g) of the Act: Restricted voting shares, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s restricted voting shares held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was $13,133,113 at June 30, 2017 based on the closing price reported for such date on the NASDAQ Capital Market.

As of March 29, 2018, the registrant had 3,290,884 restricted voting shares outstanding.

TILL CAPITAL LTD.

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2017

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Report”) of Till Capital Ltd. (“Till,” “we,” “us,” or “our”), including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, of this Report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements include, but are not limited to, statements and information concerning (i) the potential benefit of the acquisition of Americas Bullion Royalty Corp. (“AMB”) on April 17, 2014 (the “Arrangement”), and the potential benefits of the Arrangement, (ii) statements relating to the business and future activities of, and developments related to, Till after the date of this Report, and (iii) Till’s market position and future financial or operating performance, goals, business and investment strategies, future growth, sufficiency of sources of liquidity and funding, stock repurchases, and other events or conditions that may occur in the future.

Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions, future events, or performance (often, but not always, using phrases such as “expects” or “does not expect,” “is expected,” “anticipates,” or “does not anticipate,” “plans,” “scheduled,” “forecasts,” “estimates,” “believes,” “intends,” or variations of such words and phrases or stating that certain actions, events, or results “may,” “could,” “would,” “might,” or “will” be taken to occur or be achieved) are not statements of historical fact and may be forward-looking statements and are intended to identify forward-looking statements. Those forward-looking statements are based on the beliefs of our management, as well as on assumptions that such management believes to be reasonable, based on information currently available at the time such statements were made. Forward-looking statements speak only as of the date they are made, and Till assumes no duty to undertake or to update forward-looking statements.

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

Factors related to the regulatory and legal environment in which Till and its subsidiaries operate:

•	Governmental actions, including, but not limited to, implementation of new U.S. federal and state, Bermuda, and Canada laws and regulations, and court decisions interpreting existing laws and regulations or policy provisions;

•	Uncertainties related to regulatory approval of insurance rates, policy forms, insurance products, license applications, dividends from insurance subsidiaries, acquisitions or divestitures of businesses, and other matters within the purview of insurance regulators;

•	Till is subject to the risk of possibly becoming an investment company under U.S. federal securities law;

•	Insurance regulations to which Till’s subsidiaries are, or may become, subject, and potential changes thereto, could have a significant and negative effect on Till’s business;

•	Till is an “emerging growth company” and there is no certainty that Till will be able to maintain such status or if the reduced disclosure requirements applicable to emerging growth companies will make Till’s restricted voting shares less attractive to investors; and

•	Adverse outcomes in litigation or other legal or regulatory proceedings involving Till, its subsidiaries, or affiliates.

Factors related to insurance claims and related reserves in Till’s insurance businesses:

•	The number and severity of insurance claims;

•	Changes in facts and circumstances affecting assumptions used in determining loss and loss adjustment expense (“LAE”) reserves, including, but not limited to, the number and severity of insurance claims, changes in claim handling procedures, and closure and development patterns;

•	The impact of inflation on insurance claims, including, but not limited to, the effects on personal injury claims and property claims;

•	Developments related to insurance policy claims and coverage issues, including, but not limited to, interpretations or decisions by courts or regulators that may govern or influence losses incurred;

•	Orders, interpretations, or other actions by regulators that impact the reporting, adjustment, and payment of claims; and

•	Changes in the pricing or availability of reinsurance, or in the financial condition of reinsurers, and amounts recoverable therefrom.

Factors related to Till’s ability to compete:

•	Changes in ratings by rating agencies of Till and/or its insurance company subsidiaries with regard to credit, financial strength, claims-paying ability, and other areas on which those entities are or may be rated;

•	The level of success and costs incurred in realizing or maintaining economies of scale, implementing significant business initiatives, including those related to, but not limited to, expenses, claims, consolidations, reorganizations, technology, integration of acquired businesses, and divestitures of businesses;

•	Absolute and relative performance of Till’s products and services, including, but not limited to, the level of success achieved in designing and introducing new products;

•	The ability of Till to maintain availability of critical systems and manage technology initiatives cost-effectively to address insurance industry developments and regulatory requirements; and

•	Heightened competition, including, with respect to pricing, entry of new competitors, and alternative distribution channels, introduction of new technologies, refinements of existing products, and development of new products by current or future competitors.

Factors related to the business environment in which Till and its subsidiaries operate:

•	Changes in general economic conditions, including, but not limited to, performance of financial markets, interest rates, inflation, unemployment rates, and fluctuating values of certain investments held by Till that may be thinly traded or that are subject to other market considerations;

•	Till’s outstanding common shares (“Till Shares”) are not widely held, and, accordingly, the market for Till Shares may be more volatile and less liquid than the securities of other publicly traded companies.

•	Absolute and relative performance of investments held by Till;

•	Investments in junior and intermediate resource companies that may have a significantly higher degree of volatility risk than other types of investments;

•	Changes in insurance industry trends and significant industry developments;

•	Changes in consumer trends and significant consumer or product developments;

•	Changes in capital requirements, including the calculations thereof, used by regulators and rating agencies;

•	Regulatory, accounting, or tax changes that may affect the cost of, or demand for, Till’s products, services, or after-tax returns from Till’s investments;

•	Changes in distribution channels, methods, or costs resulting from changes in laws or regulations, lawsuits, or market forces;

•	Increased costs and risks related to cybersecurity and information technology, including, but not limited to, identity theft, data breaches, and system disruptions affecting services and actions taken to minimize the risks thereof; and

•	Failure to maintain the security of personal data that may result in lost business, reputational harm, legal costs, and regulatory penalties.

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

PART I

Item 1. Business

In this Report, unless otherwise specified, all dollar amounts are expressed in United States dollars (“US$” or “$”) and any references to “Cdn$” and “Canadian dollars” are to the lawful currency of Canada. All references to “Till Shares” refer to Till’s restricted voting shares, par value $0.001.

Our Corporate History

Till Capital Ltd. was incorporated under the laws of Bermuda on August 20, 2012 under the name Resource Holdings Ltd. On March 19, 2014, we changed our name to Till Capital Ltd. in accordance with our bye-laws and Section 10 of the Bermuda Companies Act 1981, as amended (the “Companies Act”). Till Capital Ltd. is an exempted holding company with its principal place of business and registered office at Crawford House, 50 Cedar Avenue, Hamilton HM 11, Bermuda, U.S. telephone number (208) 635-5415. Our registered agent is Compass Administration Services, Ltd.

On April 17, 2014, we acquired Americas Bullion Royalty Corp. (“AMB”) in a reverse takeover by way of a plan of arrangement (the “Arrangement”) under the British Columbia Business Corporations Act. Prior to the Arrangement, AMB was an exploration and development junior natural resource and mining company with royalty and exploration property holdings, and Till was an exempted holding company with no operations. Following completion of the Arrangement, we began to transition our business to primarily conduct reinsurance business through Resource Re Ltd. (“RRL”), our wholly-owned Bermuda-based subsidiary (a Class 3A insurance company in Bermuda). In support of that transition, through the Arrangement, we acquired an investment portfolio of cash, marketable securities, and illiquid securities from Kudu Partners L.P. (“Kudu”).

On May 15, 2015, Till acquired all of the issued and outstanding shares of Omega Insurance Holdings Inc. (“Holdings”), a privately held company based in Toronto, Canada, including its subsidiaries, Omega General Insurance Company (a fully licensed insurance company) (“Omega”) and Focus Group Inc. (“Focus”).

In the third quarter of 2017, Till initiated a plan to sell Holdings, including its subsidiaries, Omega and Focus. As a result of that decision, pursuant to U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), Holdings is required to be classified as held for sale and is also required to be considered a discontinued operation. However, during the potential sale process, Holdings, Omega, and Focus each continues to operate as a normal operation of Till.

Our Corporate Organization Chart

The following chart sets forth Till’s corporate structure as of March 29, 2018.

Our Business

Following completion of the Arrangement, we transitioned our business to primarily conduct reinsurance business through RRL, a wholly-owned subsidiary. In 2015, Till began the transition out of various investments in the natural resource sector. We also expanded into the insurance business through the acquisition of Holdings.

In the third quarter 2017, Till initiated a plan to sell Holdings. Till's management and Board of Directors believe the sale of Holdings will better position Till's operations for the benefit of its shareholders through other investments that include the possible financing of reinsurance contracts at RRL and other investments. Till has engaged an investment adviser to facilitate the sale of Holdings. There can be no assurance that the process will result in any transaction.

Overview of Insurance and Reinsurance Business

Insurance

Insurance is a business arrangement in which an insurance company agrees to indemnify another company or individual against the expenses associated with events that are unpredictable in advance with respect to their realization and/or their time of occurrence. The insurer charges a “premium” to the insured to cover its expected costs of the indemnity, including all expenses associated with the processing of covered claims, plus a margin for the insurer’s overhead costs, general and administrative (“G&A”) expenses, and profit. The premiums are determined by multiple factors, including actuarial estimates of the expected claims, the insurer’s overhead costs and G&A expenses, market conditions, and an assumed profit margin. Since there is generally some passage of time between when premiums are received and claim expenses are incurred, the premiums are typically invested in risk-appropriate securities to provide an investment return on insurance-related capital. The insurer profits when the composite premiums charged, combined with the insurer’s investment gains, exceed the insurer’s composite expenses. In the case that the latter composite expenses are larger than the composite premiums and investment income and gains, the insurer sustains a loss.

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

The insurance industry is highly-regulated, with specific licensing required for each class of insurance written. Insurance regulators monitor the fiscal performance of insurance companies under their charge and, in the U.S., Canada, and Bermuda, require those insurers to maintain certain levels of statutory capital and surplus. In addition, various regulators require company-specific calculated risk-based capital levels. Insurance regulators also establish limitations on the types of investments allowed in an insurer’s investment portfolio to minimize exposure to potential market losses. In combination with competitive pressures, those regulations and requirements result in the insurance industry being driven by the type of insurance being written, with the volatility in the expected returns generally being the lowest for higher-frequency, lower-severity classes of insurance, and the highest for catastrophic coverage.

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

Summary of Our Reinsurance and Insurance Business

RRL

RRL’s business strategy is to offer reinsurance coverage to a select group of insurance companies, e.g., captive insurers, privately-held insurers, and other global insurers and reinsurers. In addition to more traditional investments, RRL has an investment approach, ancillary to the reinsurance business, that includes alternative asset strategies.

Till may conduct certain reinsurance business through its wholly-owned subsidiary, RRL. RRL was incorporated in Bermuda in August 2012 and licensed as a Class 3A insurance company by the Bermuda Monetary Authority (“BMA”) in August 2013. Certain of the conditions of that license are summarized as follows:

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

RRL entered into its initial reinsurance contracts effective December 31, 2014 through Multi-Strat Re Ltd. (“Multi-Strat Re”). Those initial reinsurance contracts were novated in September 2015 and RRL currently has no reinsurance contracts in force. In the future, RRL may participate in reinsurance contracts using the Multi-Strat Re platform to underwrite medium- to long-term property and casualty business, as acceptable opportunities are identified.

RRL Reinsurance Business

RRL’s may offer property and casualty insurers the opportunity to cede a proportionate amount of their insurance risk with the objectives of achieving an underwriting profit and retaining most of the investment returns on the related premium- and reserve-related liability investment float. RRL may also underwrite loss portfolio transfers of prior business written by an insurer to provide adverse development protection. However, the downside risks on loss portfolio transfers are to be contractually capped relative to the premium collected.

Reinsurance Strategy

RRL has been a party to a quota-share retrocession agreement (the “Retrocession Agreement”) and a master services agreement (the “MSA”), collectively, the “Multi-Strat Agreements”, with Multi-Strat Re in respect of the reinsurance arrangements. Under the terms of the Multi-Strat Agreements, Multi-Strat Re is expected to assume risks from insurers, reinsurers, and captive insurers. Multi-Strat Re will, in turn, retrocede all of its premiums and risks to its pool of subscribing reinsurers, including RRL and reinsurers similar to RRL, based on the individual subscribing company’s acceptance of its subject risks and relative level of equity capital and appetite for reinsurance risks.

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

Annually, RRL may opt to maintain or increase the portion of its capital committed to the Multi-Strat Re program or withdraw from the program. If RRL elects to withdraw from the program, Multi-Strat Re is to consider, but is not obligated to, reallocate RRL’s portion of the reinsured book to the other Class 3A reinsurers, including other Multi-Strat Re participating reinsurers, provided that those other Class 3A reinsurers have the capacity and willingness to accept any such reallocation.

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

Regulatory Considerations - Solvency II

Bermuda has been awarded full equivalence for commercial insurers (which criteria includes Class 3A insurers) under Europe’s Solvency II regime applicable to insurance companies, which regime came into effect on January 1, 2016. As a Class 3A insurance company, RRL is required to comply with Solvency II.

Solvency II is a European-based regulatory frame-work for regulation of the insurance industry, the key objectives of which are to (i) improve consumer protection by ensuring a uniform and enhanced level of policyholder protection across the European Union, (ii) modernize the insurance regulatory focus from compliance monitoring and capital to evaluating insurers’ risk profiles and the quality of their risk management and governance systems, (iii) increase harmonization of the various country regulatory regimes, and (iv) establish a regulatory framework that includes not just capital concerns, but a more comprehensive program of regulatory requirements for insurers, including licensing/authorizations, corporate governance, supervisory reporting, public disclosure, risk assessment and management, as well as the establishment of solvency and reserving criteria.  In summary, the Solvency II focus is comprised of three “pillars” that include financial requirements, governance and supervision, and reporting and disclosure.

Ratings

RRL may in the future apply for a rating from an insurance industry rating company, e.g., A.M. Best Company (“A.M. Best”), a company that provides credit ratings services for the insurance industry. If such a rating is obtained, RRL will strive to maintain capital levels consistent with an “A-” or better rating. There is no guarantee that such a rating will be obtained by RRL. Debt may be used as deemed prudent, consistent with maintaining such rating, though, in general, RRL expects to utilize a less leveraged asset mix than that used by many of its peers.

Holdings

Holdings Background

On May 15, 2015, Till completed the acquisition of Holdings, a privately-held insurance holding company domiciled in Toronto, Canada and its wholly-owned subsidiaries, Omega and Focus. In the second quarter of 2015, Till reported the purchase price of $14,062,970, an amount that represented 1.2 times Holdings’ book value as of the closing date, and included $751,880 for pending insurance transactions in process at the time. All payments were subject to a 5% hold-back to be paid to Holdings' shareholders based on Omega’s 2015 operating results, and adjusted to give effect to any adverse development above 10% in loss reserves as calculated from the closing date until December 31, 2015. One of the two pending insurance transactions was closed in the third quarter of 2015 and the other one was closed in October 2015. The final amount for the two pending insurance transactions was $730,994. Accordingly, the final purchase price for Holdings was approximately $14,042,000.

Holdings was incorporated in January 2004 under the Ontario Business Corporations Act. In September 2004, Holdings began operations by incorporating a wholly-owned subsidiary insurance company, Omega, under the Insurance Companies Act (Canada). In September 2004, Holdings acquired all of the assets and liabilities of Focus, an Ontario corporation, through the purchase of all of its outstanding shares. Focus was formed in 1985 and has been providing management and consulting services to the insurance industry for over 30 years. Focus also has significant experience and expertise in managing the operations of foreign insurance companies that want to operate in Canada without establishing a fully-staffed Canadian operation. Omega and Focus have two main target markets:

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

In October 2004, Omega received its order to commence insurance business from the Office of the Superintendent of Financial Institutions (“OSFI”), an independent agency of the Government of Canada. Omega is authorized to write all classes of insurance, other than life insurance, subject to the limitation that, in the case of policies that fall within classes other than property and liability, insurance approval has to be obtained from OSFI. At December 31, 2017, Omega was licensed in all provinces and territories in Canada. Omega’s insurance business focuses on property and casualty insurance. Omega earns income from underwriting insurance and reinsurance risks and fees from managing insurers in run-off.

Focus provides management services to Omega. Focus also has chief agency contracts with three foreign insurers and management contracts with two foreign insurers. Focus also provides ongoing and one-time consulting services in the areas of taxation, risk management, mergers and acquisitions, expert witness testimony, and claim reviews.

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

Omega

Omega’s revenue is from three sources, namely, (i) premiums on portfolio transfer transactions and fees related to managing Canadian branch offices in “run off,” (ii) assumption reinsurance, including servicing fees in certain transactions, and (iii) premiums on direct insurance business. To manage its risk exposures, Omega purchases reinsurance for both its portfolio transfer and direct insurance businesses.

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

Omega’s business also includes acting as the primary insurer, direct writer, for insurance companies seeking Canadian business, but lacking the appropriate Canadian insurance licenses. In that capacity, Omega acts as the direct writer, or fronting company, for a specific insurance company, and Omega typically will cede most or all of that direct, fronted, business to that insurer. Omega remains contingently liable for the payment of losses on such fronted business. Omega’s principal income on fronting business is a fee for the management of the business in Canada. If Omega retains any of that fronting business, Omega also retains a portion of the premium and retains the insurance risk on the portion retained by Omega. That business generally requires customized contractual arrangements to address the unique aspects of those markets and to define the specifics of the coverage. Omega tends to write Canadian insurance business that is non-traditional, also known as “boutique” insurance, where there are fewer competitors. Those classes of insurance typically require more extensive research regarding the insurance risks, as there may be less generally-available loss-related data on those non-traditional types of business.

Relationship between RRL and Omega

RRL and Omega are wholly-owned insurance subsidiary companies of Till, but operate independently of each other and maintain their distinct legal and governance structures.

Our Competitive Strengths

Till believes it is well positioned to take advantage and leverage potential opportunities in its businesses due to Till’s insurance and investment capabilities, and its ability to leverage the resources of its business partners. Those strengths include:

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

Investment Strategy

Till Management Company (“TMC”), a wholly-owned subsidiary of Till, oversees Till’s investment strategy and serves as an investment advisor to Till, RRL, Holdings, and Omega.

Till’s primary investments are its 100% ownership of RRL and Holdings, and ownership of mineral properties and mining royalties. Till may pursue acquisitions of other companies in the insurance industry or other sectors, but does not have any plans to do so at this time. Till’s investment strategy is designed to not only meet the regulatory requirements of RRL’s and Omega’s insurance business, but to also research investments that provide opportunity to leverage those investments with higher risks to benefit Till’s overall business and shareholder returns.

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

RRL’s Investment Portfolio

The following table summarizes RRL’s investment portfolio at December 31, 2017:

Cash	$5.3 million
Marketable securities	$0.4 million
Control position:
Silver Predator Corp.	18.3 million shares (approx. 64% ownership)
IG Copper, LLC	243,910 units (approx. 3.5% ownership)
Other holdings - Royalty rights

RRL’s Investment in Silver Predator Corp.

Following the Arrangement, RRL owned approximately 55% of the issued and outstanding shares of Silver Predator Corp. (“SPD”) and had a $4.5 million collateralized note receivable from SPD (the “SPD Collateralized Note”). On July 31, 2014, SPD completed a non-brokered private placement of 19,000,000 common shares at Cdn$0.07 per share for proceeds of Cdn$1,330,000. In April 2015, SPD issued 29,028,000 of its common shares to RRL at a value of Cdn$0.05 per share as the first payment on the SPD Collateralized Note. At December 31, 2017, RRL owned approximately 64% of SPD’s issued and outstanding common shares.

SPD has historically been engaged in exploring for and developing economically viable silver, gold, and tungsten deposits in Canada and the United States, with a focus on Nevada and Idaho. SPD’s two core properties were the Springer tungsten mine and mill in Pershing County, Nevada (the “Springer Property”) and the Taylor mine and mill near Ely, Nevada (the “Taylor Property”). SPD also owns the Copper King property near Coeur d’Alene, Idaho, the Cornucopia property in Elko County, Nevada, and several additional properties in Nevada. SPD is not currently engaged in any mining or exploration activities; however, a drill program for its Copper King property is being considered for 2018.

In January 2017, SPD transferred 100% of its ownership of the Springer Property to RRL in exchange for the full release and satisfaction of the SPD Collateralized Note. The balance of that SPD Collateralized Note, at the date of transfer to RRL, amounted to $3.97 million. Following that transfer, RRL distributed 100% of its ownership of the Springer Property to its parent company Till Capital. The Springer Property is currently owned by Till's wholly-owned subsidiary Golden Predator US Holding Corp. ("GPUS").

Taylor Property

SPD owns a 100% interest in the Taylor Property, a gold and silver mining and mill project site located in White Pine County, Nevada, 17 miles south of Ely, Nevada. The property consists of 130 unpatented and patented lode claims and five unpatented mill site claims totaling approximately 2,166 acres, subject to a 2% net smelter royalty and a 1% net profits royalty. The Taylor Property was a high-grade underground silver producer during the late 1880s, and again in the 1960s. The most significant production history occurred from 1981 to 1984, when its then owner produced over five million ounces of silver from several open pits. The mine closed due to low silver prices, leaving significant current resources pre-stripped in close proximity to the existing mill. The mill opened again in 1989 to process ore from a nearby gold mine and continued in operation until 1991 when the nearby mine closed. To restart mining and production at the mine and mill, SPD will need to either modernize and expand the existing mill or build a new mill and design and build a new tailings facility. SPD will also need to conduct further exploration of the property to identify mineral reserves. SPD did not conduct any significant exploration on the Taylor Property in 2015, 2016, or 2017.

In April 2017, SPD entered into an option agreement (the “Taylor Agreement”) with Montego Resource Inc. (“Montego”) pursuant to which Montego has the right to acquire the Taylor Property from SPD.

Under the terms of the Taylor Agreement, Montego can acquire the Taylor Property in consideration for the completion of a series of cash payments totaling $1,200,000, issuing 2,500,000 common shares of Montego to SPD, and incurring expenditures of at least $700,000 on the Taylor Property. Upon completion of the payments, share issuances, and expenditures, Montego will hold a 100% interest in the Taylor Property, subject to a 2% net smelter returns royalty ("NSR") and a 1% net profit royalty that will be retained by SPD.

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

The closing occurred on April 20, 2017 on which date SPD had received $200,000 cash and 500,000 common shares of Montego initially valued at $156,309. On October 19, 2017 SPD received $100,000 cash and 300,000 common shares of Montego initially valued at $45,655 for the second installment from Montego on the Taylor Agreement.

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

The following table summarizes Omega’s investment portfolio at December 31, 2017:

Cash and cash equivalents	$3.6 million
Canadian government term deposits and debt	$6.9 million
Exchange traded bond funds	$3.8 million

Springer Property

Until January 2017, SPD owned a 100% interest in the Springer Property, a non-operating former tungsten production facility located on the east flank of the Eugene Mountains, approximately 25 miles southwest of Winnemucca, Nevada. In addition to the former tungsten production facility, the project consists of 209 lode mineral claims, 25 placer claims, and fee lands for a total area of approximately 6,400 acres, including all mineral claims and fee lands, subject to a 2% net smelter royalty. The Springer production facility consists of a 1,360-foot vertical shaft and underground workings, a 1,200 ton per day mill with automated rod/ball mill grinding and flotation circuits, plus all water rights, and most permits necessary for operation of the facility. SPD has not conducted any significant exploration on the Springer Property for several years. As described previously, in January 2017, SPD transferred 100% of its ownership of the Springer Property to RRL. Following that transfer, RRL distributed the Springer Property to Till. Till, in turn, contributed, as capital, the Springer Property to Till's wholly-owned subsidiary GPUS.

In the second quarter of 2015, SPD announced its intention to realize value from assets by initiating a process to sell all, or part, of the tangible and intangible assets at some of its properties in Nevada. At that time, SPD disclosed that mining and production at the facility could be restarted with additional capital expenditures required for exploration to determine the existence of mineral reserves, modernization, and refurbishment. In 2017, Till engaged an investment adviser to facilitate the sale of the Springer Property. There can be no assurance that the process will result in any transaction.

Neither GPUS, nor Till, currently intend to allocate additional capital to restart mining, exploration, and production at the Springer Property.

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

A Bermuda insurer, such as RRL, has to prepare annual statutory financial statements and file a statutory financial return. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (that include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus, and notes related thereto). The insurer is required to give detailed information and analyses as regards premiums, claims, reinsurance, and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act, which financial statements are to be prepared in accordance with U.S. GAAP. An insurer is required to submit the annual statutory financial statements as part of its annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA or the Bermuda Registrar of Companies.

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

United States Insurance Regulation

Neither RRL nor Omega currently intend to do business in any jurisdiction in the United States. The insurance laws of each state of the United States and of many foreign countries regulate the sale of insurance and reinsurance within their jurisdictions by alien insurers and reinsurers, such as RRL and Omega that are organized under the laws of non-U.S. jurisdictions. RRL and Omega intend to conduct their respective business so as not to be subject to the licensing requirements of insurance regulators in the United States or elsewhere, other than their respective domicile countries, namely, Bermuda and Canada, respectively.

Competition

The insurance and reinsurance market is well established and very competitive with both mature and new companies participating in the marketplace. The market exhibits periodic cycles of soft and hard pricing that our insurance subsidiaries, RRL and Omega, consider in the underwriting of their insurance and reinsurance business.

Employees

At December 31, 2017, Till and its subsidiaries had a total of 18 full-time employees, ten employees are located in Canada and eight employees are located in the United States. There are also three part-time employees in Bermuda and one part-time employee in Canada.

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

As of June 30, 2016, Till determined that it no longer qualified as a “foreign private issuer” as such term is defined in Rule 405 under the Securities Act. As a result, as of January 1, 2017, Till is required to comply with the provisions of U.S. securities laws applicable to U.S. domestic issuers, including without limitation, periodic disclosure and current reporting requirements of the Exchange Act that are applicable to U.S. domestic issuers, such as the filing of Forms 10-K, 10-Q, and 8-K that, in some cases, are more detailed and extensive than the forms Till has filed with the SEC in the past as a foreign private issuer. As a U.S. domestic issuer, Till is required to comply with the U.S. proxy rules and Regulation FD, and Till’s officers, directors, and principal shareholders are subject to the Section 16 beneficial ownership reporting and short-swing profit rules. In addition, Till is required to prepare its financial statements filed with the SEC in accordance with U.S. GAAP. As a result of such compliance with those additional securities laws, we could incur additional costs and could lose certain exemptions available to foreign private issuers.

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

For tax years through December 31, 2017, in general, Till would be a PFIC for a tax year if either (i) 75% or more of its income constitutes “passive income” or (ii) 50% or more of its assets (by value) produce or were held to produce “passive income,” based on the quarterly average of the fair market value of such assets. Passive income generally includes interest, dividends, and other investment income but does not include income derived in the active conduct of an insurance business by a corporation predominantly engaged in an insurance business (the “Active Insurance Company Exception”).

We do not believe that Till was classified as a PFIC for the tax years ended December 31, 2014, 2015, 2016, and 2017. No opinion of legal counsel or ruling from the U.S. Internal Revenue Service (“IRS”) concerning our status as a PFIC has been requested or obtained. Whether Till will be classified as a PFIC for the year ended December 31, 2017, or any prior tax years, will depend, in part, on whether Till was actively engaged in insurance activities that involved sufficient transfer of risk and whether our financial reserves were consistent with industry and regulatory standards. As such, Till can provide no assurance that it will not be deemed a PFIC for federal income tax purposes as contemplated in Section 1291 of the IRC.

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

On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, replaces the PFIC test based on whether a corporation is predominately engaged in an insurance business with a test based on the corporation's insurance liabilities.

For tax years beginning after December 31, 2017, in general, Till would be a PFIC for a tax year if Till's applicable insurance liabilities constituted 25% or less of Till's assets as reported on Till's financial statement for that tax year. Applicable insurance liabilities include loss and loss adjustment expenses and certain reserves, but do not include unearned premium reserves.

Whether Till will be classified as a PFIC for the tax year ended December 31, 2018 or any subsequent tax years will depend, in part, on whether Till maintains applicable insurance liabilities in excess of 25% of Till's assets as reported on Till's financial statements. As such, Till can provide no assurance that it will not be deemed a PFIC for federal income tax purposes as contemplated in Section 1291 of the IRC.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease office space at 13403 N. Government Way, Suite 212, in Hayden, Idaho, 50 Cedar Avenue, Hamilton HM11, Bermuda, and 34 King Street East, Suite 1200, Toronto, Ontario, Canada. In addition, see Part I, Item 1, “Business-Investment Strategy” of this Report for a description of certain properties owned by Till and our controlled subsidiary, SPD.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Till Shares are currently listed for trading on the (i) Toronto Stock Exchange-Venture (“TSX-V”) under the symbol “TIL” and on (ii) the NASDAQ Stock Market (“NASDAQ”) under the symbol “TIL”. The following table sets forth, for the quarterly periods indicated, the high and low sales price per Till Share as reported on the TSX-V and NASDAQ.

	TSX-V (Canadian Dollars)		NASDAQ (U.S. Dollars)
2017	High	Low	High	Low
4th Quarter (October 1 - December 31)	$5.19	$3.79	$5.45	$3.30
3rd Quarter (July 1 - September 30)	$5.85	$4.10	$4.30	$3.58
2nd Quarter (April 1 - June 30)	$5.85	$4.70	$4.25	$3.90
1st Quarter (January 1 - March 31)	$5.56	$4.95	$4.21	$3.91
2016
4th Quarter (October 1 - December 31)	$5.78	$4.15	$4.39	$3.87
3rd Quarter (July 1 - September 30)	$6.00	$3.92	$5.00	$3.08
2nd Quarter (April 1 - June 30)	$5.34	$3.88	$4.44	$2.98
1st Quarter (January 1 - March 31)	$5.25	$3.28	$4.00	$2.76

Shareholders

As of March 27, 2018, there were 64 shareholders of record of Till Shares. Because a number of Till Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by those holders of record.

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

None.

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

RRL, a Bermuda domiciled company, was organized to offer reinsurance coverage to a select group of insurance companies, e.g., captive insurers, privately-held insurers, and other global insurers and reinsurers. RRL entered into its initial reinsurance contracts effective December 31, 2014. Those initial reinsurance contracts were novated in September 2015. RRL currently does not have any active reinsurance contracts in force. RRL may participate in reinsurance contracts using the Multi-Strat Re platform to underwrite medium- to long-term property and casualty business, as acceptable opportunities are identified. RRL’s primary sources of income are reinsurance premiums and investment income. RRL also owns 64% of the outstanding shares of Silver Predator Corp., a Canadian-based junior mineral exploration company that has historically been engaged in exploring for and developing economically viable silver, gold, and tungsten deposits in Canada and the United States, with a focus on Nevada and Idaho. SPD is not currently engaged in any mining or exploration activities, however a drill program for its Copper King property is being considered for 2018.

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

Till’s other subsidiaries include Till Management Company (“TMC”), Golden Predator US Holding Corp. (“GPUS”), Omega Insurance Holdings, Inc. ("Holdings"), and Focus Group Inc. ("Focus"). TMC provides investment advisory and investment management services, GPUS provides personnel services, financial accounting, corporate and compliance, and other back-office support to Till and its subsidiaries, Holdings is the holding company for Omega and Focus, and Focus provides management services to Omega and consulting and management services to third-party insurers and others.

The discussion of Till's financial condition and results of operations that follows is intended to provide summarized information to assist the reader in understanding Till's condensed consolidated financial statements as of and for the year ended December 31, 2017, as well as to provide explanations as regards the primary factors for financial statement changes from year to year. This discussion should be read in conjunction with Till's audited consolidated financial statements that appear in Part II, Item 8. Financial Statements and Supplementary Data of this Report.

Assets and Liabilities Held for Sale and Discontinued Operations

In the third quarter of 2017, Till initiated a plan to sell its wholly-owned subsidiary Holdings, including its wholly-owned subsidiaries, Omega and Focus. Holdings was acquired by Till on May 15, 2015. Till's management and Board of Directors believe the sale of Holdings will better position Till's operations for the benefit of its shareholders including through the possible financing of reinsurance contracts at RRL and other investments.

Till has engaged an investment adviser to facilitate the sale of Holdings. There can be no assurance that the process will result in any transaction.

In accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), the assets and liabilities of Holdings have been classified as held for sale on Till's Balance Sheets and the operations attributed to Holdings have been classified as discontinued operations on Till's Statements of Income (Loss). As required by U.S. GAAP, a loss of $1,554,910 was realized in 2017 as a result of the decision to sell Holdings, including estimated costs related thereto.

Financial Data

The discussion of our financial condition and results of operations that follows is intended to provide summarized information to assist the reader in understating our consolidated financial statements, as well as to provide explanations as regards the primary factors that accounted for those financial statement changes between 2017 and 2016. This discussion should be read in conjunction with Till’s consolidated financial statements that appear in Item 8 of this Report.

Financial Highlights as of and for the Year Ended December 31, 2017 (rounded)

•	Total revenue was $973,000.

•	Expenses were $2,341,000.

•	Net loss was $3,828,000.

•	Cash and cash equivalents were $5,900,000.

•	Investments were $1,934,000.

•	Assets held for sale were $62,333,000.

•	Liabilities held for sale were $51,001,000.

•	Shareholders' equity was $22,002,000.

Results of Operations

The following table summarizes Till’s consolidated results of operations for 2017 and 2016:

	Year Ended December 31
	2017	2016
Revenue:
Investment income (loss), net	$(295,020)	$2,373,190
Gain on sale of mineral interests and property, plant, and equipment ("PP&E")	1,217,540	369,694
Other revenue	50,000	40,000
Revenue	972,520	2,782,884

Expenses:
General and administrative expenses	1,545,691	1,698,492
Salaries and benefits	412,200	693,925
Stock-based compensation	28,096	28,839
Mining related expenses and property impairment	240,347	155,233
Foreign exchange (gain) loss	62,098	(263,514)
Interest and other (income) expense	52,489	(26,253)
Expenses	2,340,921	2,286,722

Income (loss) from continuing operations before loss on equity method investment and income tax (expense) benefit	(1,368,401)	496,162

Loss on equity method investment	(84,176)	(60,258)
Income tax (expense) benefit	(128,972)	244,138
Income (loss) from continuing operations	(1,581,549)	680,042

Loss from discontinued operations
Loss from discontinued operations including loss on assets and liabilities held for sale	(1,663,218)	(32,950)
Income tax expense	(583,153)	(156,552)
Loss from discontinued operations	(2,246,371)	(189,502)

Net income (loss)	(3,827,920)	490,540
Income (loss) attributable to:
Shareholders of Till Capital Ltd.	(3,736,753)	508,244
Non-controlling interests	(91,167)	(17,704)
Net income (loss)	$(3,827,920)	$490,540

Basic and diluted net income (loss) per share from continuing operations of Till Capital Ltd.	$(0.47)	$0.20
Basic and diluted net loss per share from discontinued operations of Till Capital Ltd.	$(0.67)	$(0.06)
Basic and diluted net income (loss) per share of Till Capital Ltd.	$(1.12)	$0.15

Consolidated Results of Operations for the Years Ended December 31, 2017 and 2016

Revenue

Investment income (loss), net

Investment income (loss), inclusive of net realized investment gains and losses, decreased from income of $2.4 million for 2016 to loss of $0.3 million for 2017. That decrease in net investment income (loss) was primarily due to losses related to futures trading during 2017, and large gains in natural resource investments during 2016 that did not occur during 2017.

Gain on sale of mineral interests and PP&E

Gain on sale of mineral interests and PP&E increased from $0.4 million in 2016 to $1.2 million in 2017. That increase in gain on sale of mineral interests and PP&E was due mostly to the completion of an option agreement that resulted in the sale of a mineral property during 2017 compared to smaller sales of mineral interests and PP&E during 2016.

Expenses

General and administrative expenses

The decrease in general and administrative expenses from $1.7 million in 2016 to $1.5 million in 2017 was primarily due to lower professional fees in 2017 as compared to 2016.

Salaries and benefits

The decrease in salaries and benefits from $0.7 million in 2016 to $0.4 million in 2017 relates principally to a 2016 one-time payment to Till's former chief financial officer.

Foreign exchange (gain) loss

The decrease in foreign exchange (gain) loss from a gain of $0.3 million in 2016 to a loss of $0.1 million in 2017 was due primarily to payments received on the Canadian dollar denominated note receivable during 2017. The foreign exchange gain in 2016 was primarily related to the Canadian dollar denominated note receivable.

Income tax (expense) benefit

The decrease in income tax (expense) benefit from a benefit of $0.2 million in 2016 to an expense of $0.1 million in 2017 was due primarily to Canadian withholding tax on non-arms-length interest payments from SPD to RRL in 2017.

Loss from discontinued operations

The increase in loss from discontinued operations from $0.2 million in 2016 to $2.2 million in 2017 was primarily due to a $1.0 million valuation loss resulting from measuring Holdings at its fair value less costs to sell at December 31, 2017, increased net insurance losses and loss adjustment expenses of $1.5 million in 2017 compared to $0.3 million in 2016, and an income tax expense of $0.6 million in 2017 primarily relating to the valuation of Holding's deferred tax assets at December 31, 2017.

Financial Condition

	December 31
	2017	2016
Cash and cash equivalents	$5,899,628	$2,020,265
Investments	1,933,610	4,061,781
Assets held for sale	62,333,450	32,769,610
Promissory note receivable	—	2,410,494
Other assets	1,116,389	2,146,344
Goodwill	2,218,634	2,980,819
Total assets	$73,501,711	$46,389,313

Liabilities held for sale	$51,000,996	$20,432,031
Accounts payable and accrued liabilities	499,016	168,001
Total liabilities	$51,500,012	$20,600,032
Total shareholders’ equity	22,001,699	25,789,281
Total liabilities and shareholders’ equity	$73,501,711	$46,389,313

Cash and cash equivalents and investments

Cash and cash equivalents ($5.9 million) and investments ($1.9 million) totaled $7.8 million at December 31 30, 2017 as compared to cash and cash equivalents ($2.0 million) and investments ($4.1 million) that totaled $6.1 million at December 31, 2016. That increase in cash and cash equivalents resulted from the receipt of payments on a note receivable and net sales of investments. The decrease in investments resulted mostly from sales of investments in the normal course of business.

Assets held for sale

The increase in assets held for sale from $32.8 million at December 31, 2016 to $62.3 million at December 31, 2017 relates to a new specialty insurance program underwritten by Omega during 2017, growth in other Omega insurance programs, and premiums written related to program renewals occurring during 2017.

Promissory note receivable

The Promissory note receivable was collected in the 2nd quarter of 2017. As such, there was no receivable at December 31, 2017 as compared to $2.4 million at December 31, 2016.

Other assets

The decrease in other assets from $2.1 million at December 31, 2016 to $1.1 million at December 31, 2017 is due primarily to a reduction in the carrying value of mineral properties resulting from the receipt of option payments and collection of a note receivable included in other assets during 2017.

Goodwill

The decrease in goodwill from $3.0 million at December 31, 2016 to $2.2 million at December 31, 2017 is primarily due to the loss realized as a result of Till's valuation of Holdings as assets and liabilities held for sale during 2017. Goodwill was reduced $1.0 million as part of the Holdings held for sale valuation, partially offset by foreign currency adjustment to goodwill in 2017.

Liabilities held for sale

The increase in liabilities held for sale from $20.4 million at December 31, 2016 to $51.0 million at December 31, 2017 is primarily related to Omega including a new specialty insurance program underwritten by Omega during 2017, growth in other Omega insurance programs, and premiums written related to program renewals occurring during 2017.

Cash Flows

	Year Ended December 31
	2017	2016
Net cash (used in) provided by:
Operating activities	$(3,871,715)	$(6,697,839)
Investing activities	4,593,641	10,012,013
Financing activities	3,005,253	267,652
Increase in cash and cash equivalents	3,727,179	3,581,826
Effects of foreign exchange	501,675	218,501
Change of cash in assets held for sale for discontinued operations	(349,491)	(2,787,678)
Cash and cash equivalents, beginning of year	2,020,265	1,007,616
Cash and cash equivalents, end of year	$5,899,628	$2,020,265

Operating activities

The decrease in net cash used in operating activities from $6.7 million in 2016 to $3.9 million in 2017 is primarily due to Omega's new specialty insurance program that did not exist in 2016.

Investing activities

The decrease in net cash provided by investing activities from $10.0 million in 2016 to $4.6 million in 2017 is primarily due to net proceeds from the net sale of investments of $3.1 million in 2017 compared to $10.5 million in 2016, partially offset by proceeds from the sale of mineral properties of $1.2 million in 2017 compared to $0.2 million in 2016.

Financing activities

The increase in net cash provided by financing activities from $0.3 million in 2016 to $3.0 million in 2017 is primarily due to the receipt of $2.9 million and $0.5 million on notes receivable during 2017 and 2016, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, Till did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

Not applicable.

Recently Issued Accounting Standards

The information contained in Note 3 to the Consolidated Financial Statements in Part II, Item 8, of this Report includes a description of recent accounting pronouncements, including Till’s expected dates of adoption and the estimated effects on Till’s results of operations and financial condition, and is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Board of Directors and Shareholders

Till Capital Ltd.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Till Capital Ltd. (a Bermuda corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

Hartford, Connecticut

March 29, 2018

TILL CAPITAL LTD.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$5,899,628	$2,020,265
Investments (Note 6)	663,397	2,813,290
Investment, equity method (Note 6)	1,270,213	1,248,491
Assets held for sale (Note 4)	62,333,450	32,769,610
Promissory note receivable (Note 5)	—	2,410,494
Property, plant, and equipment ("PP&E") (Note 10)	22,357	22,605
Royalty and mineral interests (Note 11)	391,161	1,003,373
Goodwill	2,218,634	2,980,819
Other assets (Note 12)	702,871	1,120,366

Total Assets	$73,501,711	$46,389,313

Liabilities
Liabilities held for sale (Note 4)	$51,000,996	$20,432,031
Accounts payable and accrued liabilities (Note 13)	499,016	168,001
Total liabilities	51,500,012	20,600,032

Contingencies (Note 23)

Shareholders' equity (Note 15)
Common stock	3,291	3,350
Additional paid-in capital	31,552,970	31,532,168
Treasury stock	—	(248,951)
Accumulated other comprehensive loss	(1,599,436)	(1,685,517)
Deficit (excluding $105,305,060 reclassified to additional paid-in capital in the December 31, 2014 quasi-reorganization)	(8,014,655)	(5,566,729)
Equity attributable to shareholders of Till Capital Ltd.	21,942,170	24,034,321

Non-controlling interests in Silver Predator Corp.	59,529	1,754,960

Total shareholders’ equity	22,001,699	25,789,281

Total liabilities and shareholders' equity	$73,501,711	$46,389,313

The accompanying notes are an integral part of these consolidated financial statements.

TILL CAPITAL LTD.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2017	2016
Revenue
Investment income (loss), net (Note 6)	$(295,020)	$2,373,190
Gain on sale of mineral interests and PP&E	1,217,540	369,694
Other revenue	50,000	40,000
Revenue	972,520	2,782,884

Expenses
General and administrative expenses	1,545,691	1,698,492
Salaries and benefits	412,200	693,925
Stock-based compensation	28,096	28,839
Mining related expenses and property impairment	240,347	155,233
Foreign exchange (gain) loss	62,098	(263,514)
Interest and other (income) expense	52,489	(26,253)
Expenses	2,340,921	2,286,722

Income (loss) from continuing operations before loss on equity method investment and income tax benefit	(1,368,401)	496,162

Loss on equity method investment (Note 6)	(84,176)	(60,258)
Income tax (expense) benefit	(128,972)	244,138
Income (loss) from continuing operations	(1,581,549)	680,042

Loss from discontinued operations (Notes 4, 6, and 17)
Loss from discontinued operations including loss on assets and liabilities held for sale	(1,663,218)	(32,950)
Income tax expense	(583,153)	(156,552)
Loss from discontinued operations	(2,246,371)	(189,502)

Net income (loss)	$(3,827,920)	$490,540

Net income (loss) attributable to:
Shareholders of Till Capital Ltd.	$(3,736,753)	$508,244
Non-controlling interests	(91,167)	(17,704)
Net income (loss)	$(3,827,920)	$490,540

Other comprehensive income (loss):
Change in cumulative foreign exchange translation adjustment	$885,327	$(519,178)
Change in net unrealized gains on available for sale investments	142,858	1,505,317
Reclassification adjustment for net realized gain on available for sale investments	(942,104)	(1,455,195)
Other comprehensive income (loss)	86,081	(469,056)

Net comprehensive income (loss)	$(3,741,839)	$21,484

Basic and diluted net income (loss) per share from continuing operations of Till Capital Ltd.	$(0.47)	$0.20
Basic and diluted net loss per share from discontinued operations of Till Capital Ltd.	$(0.67)	$(0.06)
Basic and diluted net income (loss) per share of Till Capital Ltd.	$(1.12)	$0.15
Weighted average number of shares outstanding	3,348,174	3,399,329

The accompanying notes are an integral part of these consolidated financial statements.

TILL CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock				Accumulated other comprehensive income (loss)
	Shares issued	Amount	Treasury shares	Additional paid-in capital	Available for sale investments	Currency translation adjustment	Total	Deficit	Equity attributable to shareholders of Till Capital Ltd.	Non- controlling interests	Total
Balance, January 1, 2016	3,429,284	$3,429	$—	$31,519,775	$606,803	$(1,823,264)	$(1,216,461)	$(5,760,374)	$24,546,369	$1,400,560	$25,946,929
Net income (loss)	—	—	—	—	—	—	—	508,244	508,244	(17,704)	490,540
Other comprehensive income (loss)	—	—	—	—	50,122	(519,178)	(469,056)	—	(469,056)	(34,639)	(503,695)
Total comprehensive income (loss)	—	—	—	—	50,122	(519,178)	(469,056)	508,244	39,188	(52,343)	(13,155)
Purchase of treasury shares	—	—	(563,629)	—	—	—	—	—	(563,629)	—	(563,629)
Cancellation of treasury shares	(79,000)	(79)	314,678	—	—	—	—	(314,599)	—	—	—
Stock-based compensation	—	—	—	12,393	—	—	—	—	12,393	5,523	17,916
Decrease of controlling interest in subsidiary	—	—	—	—	—	—	—	—	—	401,220	401,220
Balance, December 31, 2016	3,350,284	$3,350	$(248,951)	$31,532,168	$656,925	$(2,342,442)	$(1,685,517)	$(5,566,729)	$24,034,321	$1,754,960	$25,789,281
Net loss	—	—	—	—	—	—	—	(3,736,753)	(3,736,753)	(91,167)	(3,827,920)
Other comprehensive income (loss)	—	—	—	—	(799,246)	885,327	86,081	—	86,081	(95,412)	(9,331)
Total comprehensive income (loss)	—	—	—	—	(799,246)	885,327	86,081	(3,736,753)	(3,650,672)	(186,579)	(3,837,251)
Cancellation of treasury shares	(59,400)	(59)	248,951	—	—	—	—	(248,892)	—	—	—
Stock-based compensation	—	—	—	20,802	—	—	—	—	20,802	7,294	28,096
Increase of controlling interest in subsidiary	—	—	—	—	—	—	—	1,537,719	1,537,719	(1,516,146)	21,573
Balance, December 31, 2017	3,290,884	$3,291	$—	$31,552,970	$(142,321)	$(1,457,115)	$(1,599,436)	$(8,014,655)	$21,942,170	$59,529	$22,001,699

The accompanying notes are an integral part of these consolidated financial statements.

TILL CAPITAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2017	2016
Cash flows from operating activities
Income (loss) for the year from continuing operations	$(1,581,549)	$680,042
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Depreciation and amortization expense	369,015	230,822
Stock-based compensation	28,096	12,393
Gain on sale of property, plant, and equipment	(1,217,540)	(369,693)
(Gain) loss on investments	295,020	(2,373,190)
Loss on equity method investment	84,176	60,258
Changes in operating assets and liabilities in continuing operations:
Increase (decrease) in accounts payable and other liabilities	360,170	(399,123)
Other working capital changes	25,180	(432,811)
Net cash used in continuing operating activities	(1,637,432)	(2,591,302)
Net cash used in discontinued operating activities	(2,234,283)	(4,106,537)
Net cash used in operating activities	(3,871,715)	(6,697,839)

Cash flows from investing activities
Proceeds from sales of available for sale investments (Note 6)	1,452,655	2,194,498
Sales (purchases) of held for trading investments, net	(419,013)	1,558,386
Purchases of equity method investment	(105,898)	(219,179)
Proceeds from property option payments	315,000	—
Proceeds from sale of mineral properties	1,156,090	220,829
Sales of property, plant, and equipment, net	149,327	244,140
Purchase of Holdings	—	(681,970)
Development costs capitalization	(287,894)	(278,390)
Net cash provided by investing activities from continuing operations	2,260,267	3,038,314
Net cash provided by investing activities from discontinued operations	2,333,374	6,973,699
Net cash provided by investing activities	4,593,641	10,012,013

Cash flows from financing activities
Proceeds from note receivable	2,905,253	546,545
Proceeds received from private placement	—	284,736
Purchase of Till Capital Ltd. shares	—	(563,629)
Other items, net	100,000	—
Net cash provided by financing activities	3,005,253	267,652

Increase in cash and cash equivalents	3,727,179	3,581,826
Effect of foreign exchange rate changes on cash and cash equivalents	501,675	218,501
Change of cash in assets held for sale for discontinued operations	(349,491)	(2,787,678)
Cash and cash equivalents, beginning of year	2,020,265	1,007,616

Cash and cash equivalents, end of year	$5,899,628	$2,020,265

Supplemental cash flow information:
Income taxes paid, net	$99	$39,064

The accompanying notes are an integral part of these consolidated financial statements.

TILL CAPITAL LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Till Capital Ltd. ("Till") was incorporated under the laws of Bermuda in August 2012 under the name Resource Holdings Ltd. In March 2014, Resource Holdings Ltd. changed its name to Till Capital Ltd. in accordance with Till's bye-laws and Section 10 of the Bermuda Companies Act 1981, as amended (the "Companies Act"). Till is an exempted holding company with its principal place of business and registered office at Crawford House, 50 Cedar Avenue, Hamilton HM11, Bermuda. Till's registered agent is Compass Administration Services Ltd.

Till was formed to respond to the market need for more capacity for certain types of insurance and reinsurance. Till conducts its reinsurance business through Resource Re Ltd. (“RRL”), a wholly-owned subsidiary of Till that was incorporated in Bermuda in August 2012 and licensed as a Class 3A insurance company in Bermuda by the Bermuda Monetary Authority (“BMA”) in August 2013. RRL intends to offer property and casualty reinsurance coverage to a select group of insurance companies, e.g., captive insurers, privately-held insurers, other global insurers and reinsurers with capital constraints, and insurers and reinsurers that are under regulatory, capital, or ratings stress. RRL assumption reinsurance business has been, and expects to be, written through the MultiStrat Re Ltd. ("MSRE") platform. The insurance business assumed from MultiStrat Re is anticipated to be primarily medium- and long-tail coverage under customized reinsurance contracts with capped liabilities and diversification in specialty property and casualty lines of business. MSRE is a Bermuda based privately-held reinsurance company.

On May 15, 2015, Till acquired all of the issued and outstanding shares of Omega Insurance Holdings, Inc. (“Holdings”), a privately-held Toronto, Canada based holding company, including its subsidiaries, Omega General Insurance Company ("Omega"), a fully licensed insurance company, and Focus Group, Inc. ("Focus"), an insurance consulting and services company. Holdings offers innovative and customized solutions in a cost-effective manner for insurers/reinsurers exiting the market and organizations with unique insurance needs.

The business strategy for both RRL and Holdings is to produce both underwriting profits and investment-related returns by investing reinsurance premiums and corporate capital.

2.	BASIS OF PRESENTATION

Basis of presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In the opinion of management, the accompanying consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position of Till and its subsidiaries at December 31, 2017 and 2016 and the results of operations and cash flows for the years then ended. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from those estimates.

Prior to 2016, Till prepared its financial statements under International Financial Reporting Standards ("IFRS"), as issued by the International Accounting Standards Board ("IASB"), for reporting as required by securities regulators in Canada, and as permitted in the United States ("U.S.") based on Till's status as a foreign private issuer as defined by the U.S. Securities and Exchange Commission (the "SEC") for foreign private issuers. During 2016, Till determined that it no longer qualified as a foreign private issuer under the SEC rules. As a result, beginning with Till's annual report on Form 10-K for the year ended December 31, 2016, Till is required to comply with all of the periodic disclosure and current reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, applicable to U.S. domestic issuers. Under the Toronto Securities Exchange Venture ("TSX-V") regulations,Till is permitted in Canada to prepare its consolidated financial statements in accordance with U.S. GAAP.

The consolidated financial statements have been prepared in U.S. dollars. The functional currency for Till is the U.S. dollar. The exchange rates used in converting Canadian dollars to U.S. dollars were as follows:

	Year Ended December 31
	2017	2016
Exchange rate comparisons at year end	US$1 = Cdn$1.2545	US$1 = Cdn$1.3427
Average exchange rate for the year	US$1 = Cdn$1.2986	US$1 = Cdn$1.3243

Basic and diluted income (loss) per restricted voting share are calculated on Till's income (loss) attributed to Till's shareholders divided by the weighted average number of Till shares outstanding during the year.

Held for sale and discontinued operation

In the third quarter of 2017, Till initiated a plan to sell its wholly-owned subsidiary Omega Insurance Holdings, Inc. ("Holdings") including its subsidiaries Omega General Insurance Company ("Omega") and Focus Group, Inc. ("Focus"), all of which are based in Canada. As a result of that decision, pursuant to U.S. GAAP, Holdings is required to be classified as held for sale and is also required to be considered a discontinued operation. However, during the potential sale process, Holdings, Omega, and Focus each continues to operate as a normal operation of Till.

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

The significant accounting policies used in the accompanying consolidated financial statements are as follows:

Basis of consolidation

The accompanying consolidated financial statements include the accounts of Till, its wholly-owned subsidiaries, and other entities in which Till has, or had, a controlling interest (a "controlled subsidiary"). None of Till's controlled subsidiaries are variable interest entities. Non-controlled minority interests in the consolidated financial statements are separately identified in the consolidated balance sheets and statements of income (loss) and comprehensive income (loss). All inter-company accounts and transactions have been eliminated in consolidation.

Where necessary, adjustments are made to the financial statements of the subsidiaries and controlled subsidiaries to conform their accounting policies with those used by Till.

Till's major subsidiaries and ownership interests as of December 31, 2017 and 2016 were as follows:

			Ownership Interest
Name of Subsidiary	Country of Incorporation	Functional Currency	December 31, 2017	December 31, 2016	Principal Activity
Resource Re Ltd.	Bermuda	U.S.	100%	100%	Reinsurance
Silver Predator Corp.	Canada	Canadian	64%	64%	Mineral exploration
Omega Insurance Holdings Inc.	Canada	Canadian	100%	100%	Holding company
Omega General Insurance Company	Canada	Canadian	100%	100%	Insurance
Focus Group Inc.	Canada	Canadian	100%	100%	Insurance consulting
Till Capital U.S. Holding Corp.	U.S.A.	U.S.	100%	100%	Holding company
Till Management Company	U.S.A.	U.S.	100%	100%	Investment management
Golden Predator U.S. Holding Corp.	U.S.A.	U.S.	100%	100%	Management services

Estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Amounts in the accompanying consolidated financial statements represent Till’s best estimates and assumptions; however, the actual amounts could differ materially from those estimates. Till’s principal use of estimates and assumptions include fair value determination of certain investments and other than temporary impairment, valuation of derivative instruments, valuation of mineral rights and mining properties, valuation of purchased intangibles, assessment of goodwill impairment, projection of unpaid loss and loss expense adjustment reserves, assessment of reinsurance recoverable including any provision for uncollectible reinsurance, and valuation of deferred tax assets.

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

The fair values of quoted investments are determined based on the closing prices on the last business day of the reporting period from recognized exchanges (e.g., NASDAQ, the New York Stock Exchange, etc.), recognized indices, or pricing vendors. Securities that do not have quoted prices available in active markets are valued using observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes, and other relevant inputs. Till’s estimate of fair value corresponds with the interest rate environment that existed as of the close of business on December 31, 2017 and 2016, respectively.

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

If Till were to determine that an equity investment has incurred an “other-than-temporary” impairment, Till would permanently reduce the cost of that investment to fair value and recognize an impairment charge in its consolidated statements of comprehensive income (loss). If an investment in a debt security was impaired, and Till either intends to sell the security or it is more-likely-than-not that Till will have to sell that security before it is able to recover the amortized cost, then Till would record the full amount of the impairment in its consolidated statements of comprehensive income (loss).

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

Once a policy, or reinsurance agreement, has been classified as an insurance contract, it remains classified as an insurance contract for the remainder of its lifetime.

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

Assumption reinsurance includes retroactive loss portfolio transfer contracts. Premiums are received from other insurance companies and those premiums are reported as revenue over the estimated period of runoff of the underlying insurance portfolio. At the same time, the actuarially determined estimate of unpaid losses, including loss adjustment expenses, the impact of any existing reinsurance on the portfolio transferred, and other costs of the transaction, are also reported over the estimated period of runoff of the underlying insurance portfolio assumed.

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

Deferred policy acquisition costs (“DPAC”) are reviewed regularly for recoverability from unearned premiums, including investment income thereon. A premium deficiency, i.e., unrecoverable DPAC, occurs to the extent that unearned premiums plus anticipated investment income are not considered adequate to cover all DPAC and related insurance claims and expenses, and would be recognized in the period the deficiency is identified. Till has determined that no premium deficiency existed at December 31, 2017 or 2016.

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

Reinsurance receivable represents balances due from reinsurance companies for paid losses and unpaid premiums due from the reinsurer. In the event that losses are incurred that are recoverable under its reinsurance program, Till records amounts recoverable from its reinsurers on paid losses plus an estimate of amounts recoverable on unpaid losses. As is the case with the estimate of unpaid losses and loss adjustment expenses, Till's estimate of amounts recoverable on unpaid losses and loss adjustment expenses is a function of Till’s liability for unpaid losses and loss adjustment expenses associated with the reinsured policies; therefore, those amounts can change in conjunction with any changes to the estimate of unpaid losses and loss adjustment expenses. The estimate of amounts recoverable from reinsurers on unpaid losses and loss adjustment expenses may change at any point in the future because of its relation to Till’s reserves for unpaid losses and loss adjustment expenses, which change could vary significantly from the initial estimates.

Reinsurance receivable is reported net of uncollectible reinsurance determined based on a review of the financial conditions of the reinsurers and other factors. At December 31, 2017 and 2016, there was no provision for uncollectable reinsurance.

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

Property, plant, and equipment

Property, plant, and equipment are carried at cost less accumulated depreciation and any impairment charges. Depreciation is recorded on a straight-line basis over the estimated useful life of the asset. Residual values and useful lives are reviewed annually. Impairment losses and gains and losses on disposals of property, plant, and equipment are included in the consolidated statements of comprehensive income (loss).

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

	December 31, 2017	December 31, 2016
Goodwill, beginning of year	$2,980,819	$2,913,110
Impairment	(971,757)	—
Foreign currency adjustment	209,572	67,709
Goodwill, end of year	$2,218,634	$2,980,819

Impairment of long-lived assets

Till assesses the recoverability of long-lived assets when events or circumstances indicate that the assets might have become impaired. Till determines whether the assets can be recovered from undiscounted future cash flows and, if not recoverable, Till recognizes the impairment by reducing the carrying value to fair value. Recoverability of long-lived assets is dependent on, among other things, Till’s ability to maintain profitability, so as to be able to meet its obligations when they become due. No such impairment was recognized in 2016 or 2017.

Stock-based compensation

Till measures stock-based compensation at the grant date based on the fair value of the award and recognizes stock-based compensation expense over the requisite vesting period. Determining the fair value of stock option awards requires judgment, including estimates of stock price volatility, forfeiture rates, and expected option life.

Income taxes

Income tax expense represents the sum of the tax currently payable and deferred. The tax currently payable is based on taxable earnings for the period. Taxable income differs from income as reported in the consolidated statements of comprehensive income (loss) because it excludes items of income or expense that are taxable or deductible in non-current periods and it further excludes items that are never taxable or deductible. Till’s liability for current tax is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Till recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Till measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. Should a change in tax rates occur, Till recognizes the effect on deferred tax assets and liabilities in operations in the period that includes the enactment date of the related change. Realization of Till’s deferred income tax assets depends on Till having sufficient projected future taxable income. A valuation allowance is recognized if it is more-likely-than-not that some portion or the entire deferred tax asset will not be recognized.

Till recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position based on its technical merits following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized at the time of an ultimate settlement with the relevant taxing authority.

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

Income (loss) per share

Basic income (loss) per share is computed by dividing net income (loss) attributable to restricted voting shares by the weighted average number of shares outstanding during the reporting period. Diluted income (loss) per share is computed similar to basic income (loss) per share computation except that the weighted average shares outstanding are increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the reporting periods. In periods of loss, all unexercised options and warrants are considered antidilutive.

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

In May 2014, the Financial Accounting and Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 provides guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that represents the consideration that the entity expects to be entitled to in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Topic 606 is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Till has evaluated the impact of the new guidance on its consolidated financial statements and has concluded that the new guidance did not have a significant impact on its financial statements.

In September 2015, the FASB issued ASU Topic 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, that allows an entity to recognize adjustments to provisional amounts in a business combination in the reporting period in which the adjustment amounts are determined. Topic 805 is effective for fiscal year 2017. Till adopted this guidance beginning in the first quarter of 2017 with no impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU Topic 2016-02, Leases, that provides guidance that affects the recognition, measurement, presentation, and disclosure of leases. This guidance requires substantially all leases to be reported on the balance sheet as right-to-use assets and lease liabilities, as well as additional disclosures. The standard is effective as of January 1, 2019, and early adoption is permitted. While Till has limited leasing activities, Till is in the early stages of evaluating the impact of the new guidance on its consolidated financial statements, but does not expect this accounting standard to have a significant effect on its financial statements or related disclosures.

In March 2016, the FASB issued ASU Topic 2016-09, Compensation-Stock Compensation (Topic 718), that requires recognition of the excess tax benefits or deficiencies of share-based awards through net income rather than through additional paid-in capital. Additionally, the guidance allows for an election to account for forfeitures related to share-based payments either as they occur or through an estimation method. Till adopted this guidance beginning in the first quarter of 2017 and it did not have a significant impact on its consolidated financial statements.

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

Omega Insurance Holdings, Inc.

Based on the planned sale of Holdings, as described in Note 2, Holdings is classified as assets and liabilities held for sale and is measured at the lower of its carrying amount or fair value less costs to sell. As such, as of December 31, 2017, Holdings assets and liabilities were valued at $57,793,025 and $50,999,935, respectively, which resulted in a valuation loss of $1,554,910 for the year ended December 31, 2017. The comparative assets and liabilities of Holdings as of December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
Holdings assets held for sale:
Cash and cash equivalents	$3,649,434	$3,299,943
Investments (Note 6)	10,730,698	12,707,484
Unpaid losses and loss adjustment expenses ceded (Note 7)	9,892,475	7,058,004
Unearned premiums ceded (Note 8)	13,850,156	1,614,803
Premiums receivable and reinsurance recoverables	17,455,169	2,391,427
Deferred policy acquisition costs (Note 9)	2,140,591	498,889
Property, plant, and equipment	26,977	30,070
Deferred income tax asset	—	583,153
Other assets	47,525	42,598

Total Holdings assets held for sale	$57,793,025	$28,226,371

Holdings liabilities held for sale:
Reserve for unpaid losses and loss adjustment expenses (Note 7)	$15,647,358	$13,212,366
Unearned premiums (Note 8)	16,382,194	2,283,118
Reinsurance payables	13,810,548	3,149,826
Payables and accruals	1,762,993	1,000,801
Unearned commissions	2,350,776	397,103
Other liabilities	1,046,066	370,211

Total Holdings liabilities held for sale	$50,999,935	$20,413,425

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

In January 2017, SPD, in exchange for the release of a related party debt owed to RRL, gave 100% of its full ownership of SMC to RRL. Ownership of SMC was, in turn, transferred to Till's wholly-owned subsidiary, Golden Predator US Holding Corp. ("GPUS"). The approximately $1.5 million impact of that transaction is included within the decrease in non-controlling interests with no other impact on consolidation. Till's Board of Directors and management are committed to a plan to sell SMC. Assets and liabilities of SMC held for sale as of December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
SMC assets held for sale:
Cash, accounts receivable, and prepaid expenses	$2,911	$23,399
Reclamation bonds	32,401	32,401
Prepaids	17,674	—
Mineral properties	488,871	488,871
Property, plant, and equipment	3,998,568	3,998,568
Total SMC assets held for sale	$4,540,425	$4,543,239

Total SMC liabilities held for sale	$1,061	$18,606

SPD's Taylor Mill assets had a book value of $-0- at December 31, 2017 and 2016.

Total assets and liabilities held for sale

	December 31, 2017	December 31, 2016
Assets held for sale:
Holdings	$57,793,025	$28,226,371
SMC	4,540,425	4,543,239
Total assets held for sale	$62,333,450	$32,769,610

Liabilities held for sale:
Holdings	$50,999,935	$20,413,425
SMC	1,061	18,606
Total liabilities held for sale	$51,000,996	$20,432,031

5.	PROMISSORY NOTE RECEIVABLE

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

That promissory note was initially recognized at fair value, and was subsequently carried at amortized cost using the effective interest rate method.

Carrying value of note at December 31, 2016	$2,410,494
Interest	69,869
Receipt of payment on March 31, 2017	(913,879)
Receipt of payment on June 2, 2017	(1,651,374)
Amortization of discount	86,899
Foreign exchange loss	(2,009)
Carrying value, December 31, 2017	$—

6.	INVESTMENTS

The following tables summarize the differences between cost or amortized cost and fair value, by major investment category, at December 31, 2017 and 2016:

Investments

Held for trading investments

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017:
Equity securities - natural resource sector	$43,757	$—	$21,637	$22,120
Equity securities - all other sectors	586,572	1,252	187,497	400,327
Total	$630,329	$1,252	$209,134	$422,447
December 31, 2016:
Equity securities - natural resource sector	$642,914	$4,515	$134,536	$512,893
Equity securities - all other sectors	1,712,874	—	394,404	1,318,470
Total	$2,355,788	$4,515	$528,940	$1,831,363

Available for sale investments

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017:
Equity securities - natural resource sector	156,262	101,889	17,201	240,950
Total	$156,262	$101,889	$17,201	$240,950
December 31, 2016:
Equity securities - natural resource sector	335,267	661,555	14,895	981,927
Total	$335,267	$661,555	$14,895	$981,927

Total Investments

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017:
Held for trading	$630,329	$1,252	$209,134	$422,447
Available for sale	156,262	101,889	17,201	240,950
Total	$786,591	$103,141	$226,335	$663,397
December 31, 2016:
Held for trading	$2,355,788	$4,515	$528,940	$1,831,363
Available for sale	335,267	661,555	14,895	981,927
Total	$2,691,055	$666,070	$543,835	$2,813,290

Investments included in assets held for sale

Held for trading investments

Total held for trading investments included in assets held for sale at December 31, 2017 was $-0-.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016:
Equity securities - all other sectors	115,763	—	1,144	114,619
Total	$115,763	$—	$1,144	$114,619

Available for sale investments

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017:
Canadian government bonds and provincial bonds	$7,007,119	$—	$112,285	$6,894,834
Equity securities - bond funds	3,950,588	—	114,724	3,835,864
Total	$10,957,707	$—	$227,009	$10,730,698
December 31, 2016:
Canadian government bonds and provincial bonds	$8,114,813	$58,709	$6	$8,173,516
Equity securities - bond funds	4,467,788	—	48,439	4,419,349
Total	$12,582,601	$58,709	$48,445	$12,592,865

Total investments included in assets held for sale

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017:
Held for trading	$—	$—	$—	$—
Available for sale	10,957,707	—	227,009	10,730,698
Total	$10,957,707	$—	$227,009	$10,730,698
December 31, 2016:
Held for trading	$115,763	—	$1,144	$114,619
Available for sale	12,582,601	58,709	48,445	12,592,865
Total	$12,698,364	$58,709	$49,589	$12,707,484

Realized gain (loss) on investments, net

Till calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Till determines the cost or amortized cost of the bonds sold using the specific-identification method and all other securities sold using the average cost method.

Held for trading investments

The net gain (loss) from held for trading investments was $(230,062) and $1,303,368 for the years ended December 31, 2017 and 2016, respectively.

Available for sale investments

	Year Ended December 31
	2017		2016
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Equities	$1,003,723	$1,335,597	$1,429,623	$2,077,634
Total realized gains	1,003,723	1,335,597	1,429,623	2,077,634
Equities	(39,251)	117,058	(16,958)	116,864
Total realized losses	(39,251)	117,058	(16,958)	116,864
Net realized gains	$964,472	$1,452,655	$1,412,665	$2,194,498

Available for sale investments included in assets held for sale

	Year Ended December 31
	2017		2016
	Losses	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Canadian provincial bonds	$—	$—	$42,741	$3,794,578
Total realized gains	—	—	42,741	3,794,578
Canadian provincial bonds	(162)	590,924	(211)	2,868,812
Equity securities - bond funds	(22,206)	769,999	—	—
Total realized losses	(22,368)	1,360,923	(211)	2,868,812
Net realized gains (losses)	$(22,368)	$1,360,923	$42,530	$6,663,390

The following tables summarize Till's fixed maturities by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	December 31, 2017
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$1,576,303	14%	$1,611,692	15%
Due after one year through five years	7,682,103	70	7,442,644	69
Due after five years through 10 years	1,699,302	16	1,676,362	16
Due after ten years	—	—	—	—
Total	$10,957,708	100%	$10,730,698	100%

	December 31, 2016
	Amortized Cost	Percent of Total	Fair Value	Percent of Total
Due in one year or less	$2,063,193	16%	$2,064,575	16%
Due after one year through five years	8,309,375	66	8,315,177	66
Due after five years through 10 years	2,210,033	18	2,213,113	18
Due after ten years	—	—	—	—
Total	$12,582,601	100%	$12,592,865	100%

Net change in unrealized gain (loss) on investments

Available for sale investments (including available for sale investments included in assets held for sale)

	Year Ended December 31
	2017	2016
Canadian government bonds and provincial bonds	(271,372)	(96,382)
Equity securities - bond funds	(66,285)	(60,696)
Equity securities - natural resource sector	(461,589)	207,200
Included in accumulated other comprehensive loss	$(799,246)	$50,122

Net interest and dividends

	Year Ended December 31
	2017	2016
Net interest and dividends	$191,436	$287,820
Investment related expenses	(1,220,866)	(968,347)
Net investment (loss)	$(1,029,430)	$(680,527)

Investment income (loss), net

	Year Ended December 31
	2017	2016
Net gain (loss) on held for trading securities	$(230,062)	$1,303,368
Net realized gain on available for sale securities	964,472	1,412,665
Change in unrealized loss on derivative liability	—	337,684
Net investment loss	(1,029,430)	(680,527)
Total	$(295,020)	$2,373,190

Fair value

The following table presents information about Till’s investments measured at fair value on a recurring basis, excluding assets held for sale.

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Equity securities	663,397	641,157	22,240	—
Total investments	$663,397	$641,157	$22,240	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Equity securities	2,813,290	2,580,326	232,964	—
Total investments	$2,813,290	$2,580,326	$232,964	$—

The following table presents information about Till’s investments included in assets held for sale measured at fair value on a recurring basis.

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Canadian government bonds and provincial bonds	$6,894,834	$—	$6,894,834	$—
Equity securities - bond funds	$3,835,864	$3,835,864	$—	$—
Total investments	$10,730,698	$3,835,864	$6,894,834	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Canadian government bonds and provincial bonds	$8,173,516	$—	$8,173,516	$—
Equity securities - bond funds	4,419,349	4,419,349	—	—
Equity securities	114,619	114,619	—	—
Total investments	$12,707,484	$4,533,968	$8,173,516	$—

Unrealized investment losses on available for sale investments, excluding assets held for sale

The following table presents an aging of Till’s unrealized investment losses on available for sale investments by investment class as of December 31, 2017 and December 31, 2016, excluding assets held for sale.

	Less than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
December 31, 2017:
Equity security - natural resource sector	—	$—	$—	1	$17,201	$—
Total	—	$—	$—	1	$17,201	$—
December 31, 2016:
Equity security - natural resource sector	—	—	—	1	14,895	—
Total	—	$—	$—	1	$14,895	$—

Unrealized investment losses on available for sale investments included in assets held for sale

The following table presents an aging of Till’s unrealized investment losses on available for sale investments included in assets held for sale by investment class as of December 31, 2017 and 2016.

	Less than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
December 31, 2017:
Canadian government bonds	2	$2,109	$418,646	16	$110,176	$6,476,189
Equity securities - bond funds	—	—	—	2	114,724	3,835,864
Total	2	$2,109	$418,646	18	$224,900	$10,312,053
December 31, 2016:
Canadian government bond	1	$6	$186,165	—	$—	$—
Equity securities - bond funds	—	—	—	2	48,439	4,419,349
Total	1	$6	$186,165	2	$48,439	$4,419,349

Equity Investment in Limited Liability Company

Till, through RRL, has an investment in IG Copper LLC (“IGC”) that is accounted for under the equity method of accounting that is summarized as follows:

	December 31, 2017	December 31, 2016
Balance, beginning of year	$1,248,491	$1,089,570
Additional investments	105,898	219,179
Share of accumulated equity method losses	(84,176)	(60,258)
Balance, end of year	$1,270,213	$1,248,491

Till's ownership percentage	3.52%	3.59%

On December 17, 2016, Till, through RRL, entered into an unsecured loan agreement with IGC. Under that loan agreement, the principal amount loaned by RRL was $400,000, the annual interest rate was 15%, and the loan and accrued interest were due in August 2017. In 2017, $40,000 in interest was received from IGC and the loan was repaid with $300,000 cash and $100,000 converted to IGC membership units and warrants. At December 31, 2017 and December 31, 2016, the loan and accrued interest totaled $-0- and $401,973, respectively, and is included in other assets.

7.	UNPAID LOSSES, LOSS ADJUSTMENT EXPENSES, AND AMOUNTS CEDED

The following table is a summary of changes in outstanding losses and loss adjustment expenses ("LAE") and amounts ceded included in assets and liabilities held for sale (Note 4).

	Year Ended December 31
	2017			2016
	Unpaid Losses and LAE	Amounts Ceded	Net	Unpaid Losses and LAE	Amounts Ceded	Net
Balance, beginning of year	$13,212,366	$7,058,004	$6,154,362	$14,539,623	$7,304,975	$7,234,648
Losses and LAE incurred for insured events related to:
Current year	33,531,069	33,120,057	411,012	24,921,829	24,658,524	263,305
Prior years	2,103,654	1,044,148	1,059,506	(106,183)	(161,330)	55,147
Total incurred	35,634,723	34,164,205	1,470,518	24,815,646	24,497,194	318,452
Losses and LAE paid:
Current year	(28,839,083)	(28,799,623)	(39,460)	(22,734,079)	(22,732,134)	(1,945)
Prior year	(5,455,395)	(3,122,451)	(2,332,944)	(4,020,082)	(2,263,295)	(1,756,787)
Total paid	(34,294,478)	(31,922,074)	(2,372,404)	(26,754,161)	(24,995,429)	(1,758,732)
Adjustment due to currency conversion	1,094,747	592,340	502,407	611,258	251,264	359,994
Balance, end of year	$15,647,358	$9,892,475	$5,754,883	$13,212,366	$7,058,004	$6,154,362

Claims frequency information is not available, nor deemed informative, for the Omega business due to the varied, and specialized, nature of the business that Omega writes and assumes.

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

Incurred loss and allocated loss adjustment expenses, net of reinsurance and excluding portfolio transfer transactions:

Underwriting	Unaudited										Net IBNR
year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Reserves
2008	478,721	832,531	857,483	1,475,117	1,616,383	1,476,569	1,497,161	1,588,326	1,710,396	1,634,869	—
2009	—	539,519	1,072,697	2,521,188	3,630,511	3,722,958	3,641,203	3,712,015	3,659,345	3,561,180	797
2010	—	—	5,276,622	7,265,169	7,988,565	8,388,700	8,487,386	9,023,810	9,332,647	9,932,300	172,180
2011	—	—	—	7,062,281	8,408,922	8,155,218	8,317,500	8,408,684	8,524,740	8,991,480	216,819
2012	—	—	—	—	7,932,327	8,577,587	8,639,954	8,811,359	8,944,433	9,159,020	129,932
2013	—	—	—	—	—	8,309,484	8,857,444	8,859,134	8,851,016	8,848,625	11,160
2014	—	—	—	—	—	—	10,855,798	11,567,825	11,554,844	11,551,605	107,613
2015	—	—	—	—	—	—	—	296,562	469,965	458,197	110,801
2016	—	—	—	—	—	—	—	—	306,685	480,705	286,170
2017	—	—	—	—	—	—	—	—	—	425,460	283,778
Total										55,043,441	1,319,250

Cumulative paid losses and loss adjustment expenses, net of reinsurance and excluding portfolio transfer transactions:

Underwriting	Unaudited
year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	65,131	199,575	318,275	480,288	616,488	1,020,122	1,079,877	1,099,805	1,778,877	1,632,478
2009	—	28,712	168,189	471,209	1,051,214	1,938,726	2,633,246	3,216,822	3,306,471	3,550,550
2010	—	—	4,449,400	4,977,435	5,619,061	6,410,252	7,037,959	8,146,621	8,379,266	9,328,247
2011	—	—	—	6,186,787	6,595,862	6,879,588	7,187,364	7,487,513	7,582,469	8,197,416
2012	—	—	—	—	7,272,730	7,680,057	7,819,024	8,141,001	8,538,649	8,826,221
2013	—	—	—	—	—	8,039,918	8,440,465	8,541,831	8,587,153	8,645,765
2014	—	—	—	—	—	—	10,580,573	11,160,818	11,219,269	11,259,530
2015	—	—	—	—	—	—	—	5,481	76,714	161,448
2016	—	—	—	—	—	—	—	—	2,053	47,843
2017	—	—	—	—	—	—	—	—	—	40,847
Total										51,690,345

Loss portfolio transfer transactions were excluded from the preceding tables due to their distortion of insurance losses from Omega's property and casualty insurance programs. The cumulative number of reported claims is not determinable and impracticable due to the majority of the business written by Omega is reinsurance assumed contract business; as such claim count information is not available or comparable between contracts.

Reconciliation of net to gross reserve for unpaid loss and loss adjustment expenses:

	December 31, 2017	December 31, 2016
Unpaid Loss and Loss Adjustment Expense, net of ceded amounts	$5,754,883	$6,154,362
Ceded Unpaid Loss and Loss Adjustment Expense	9,892,475	7,058,004
Unpaid Loss and Loss Adjustment Expense	$15,647,358	$13,212,366

The unaudited average annual percentage payout of incurred losses by duration, net of reinsurance, as of December 31, 2017:

Year - 1	Year - 2	Year - 3	Year - 4	Year - 5	Year - 6	Year - 7	Year - 8	Year - 9	Year - 10
39%	7%	6%	6%	8%	12%	7%	4%	24%	(9)%

The following table presents premiums written, change in unearned premiums, and premiums earned included in income (loss) from discontinued operations (Note 17).

	Year Ended December 31
	2017	2016
Premiums written:
Direct	$64,756,723	$39,679,955
Assumed	4,589	1,998
Ceded	(61,867,568)	(39,477,825)
Net premiums written	$2,893,744	$204,128

Change in unearned premiums:
Direct	$(13,513,178)	$(161,040)
Assumed	—	—
Ceded	11,710,168	87,553
Net increase	$(1,803,010)	$(73,487)

Premiums earned:
Direct	$51,243,545	$39,518,915
Assumed	4,589	1,998
Ceded	(50,157,400)	(39,390,272)
Net premiums earned	$1,090,734	$130,641

8.	UNEARNED PREMIUMS

The following table is a summary of changes in unearned premiums and unearned premiums ceded included in assets and liabilities held for sale (Note 4).

	Year Ended December 31
	2017			2016
	Unearned Premiums	Unearned Premiums Ceded	Net	Unearned Premiums	Unearned Premiums Ceded	Net
Balance, beginning of year	$2,283,118	$1,614,803	$668,315	$2,432,468	$1,615,977	$816,491
Premiums written	64,761,312	61,867,568	2,893,744	39,681,953	39,551,312	130,641
Premiums earned	(51,248,134)	(50,157,400)	(1,090,734)	(39,530,607)	(39,396,728)	(133,879)
Amortization of unearned premiums	(30,039)	—	(30,039)	(379,162)	(136,345)	(242,817)
Adjustment due to currency conversion	615,937	525,185	90,752	78,466	(19,413)	97,879
Balance, end of year	$16,382,194	$13,850,156	$2,532,038	$2,283,118	$1,614,803	$668,315

9.	DEFERRED POLICY ACQUISITION COSTS

A summary of the changes in deferred policy acquisition costs included in assets held for sale (Note 4) is as follows:

	Year Ended December 31
	2017	2016
Balance, beginning of year	$498,889	$465,472
Acquisition costs deferred	15,699,156	11,110,040
Amortization of deferred policy acquisition costs	(14,057,454)	(11,076,623)
Balance, end of year	$2,140,591	$498,889

10.	PROPERTY, PLANT, AND EQUIPMENT

The following table is a summary of property, plant, and equipment:

	Computer equipment	Leasehold improvements and furniture	Total
Cost:
Balance, January 1, 2016	$229,285	$65,173	$294,458
Additions and other	3,323	—	3,323
Dispositions	(2,649)	(8,166)	(10,815)
Balance, December 31, 2016	$229,959	$57,007	$286,966
Additions and other	12,447	—	12,447
Balance, December 31, 2017	$242,406	$57,007	$299,413

Accumulated depreciation:
Balance, January 1, 2016	$210,558	$41,766	$252,324
Depreciation	10,291	8,361	18,652
Dispositions	(1,479)	(5,136)	(6,615)
Balance, December 31, 2016	$219,370	$44,991	$264,361
Depreciation	5,961	6,734	12,695
Balance, December 31, 2017	$225,331	$51,725	$277,056

Net carrying amounts:
As of January 1, 2016	$18,727	$23,407	$42,134
As of December 31, 2016	$10,589	$12,016	$22,605
As of December 31, 2017	$17,075	$5,282	$22,357

11.	ROYALTY AND MINERAL INTERESTS

The following tables are a summary of royalty and mineral interests:

	Balance January 1, 2017	Sale of mineral interests	Option payments received	Impairments	Currency translation and other adjustments	Balance December 31, 2017
Taylor Property	$496,957	$—	$(501,964)	$—	$5,007	$—
Other properties	462,258	(100,255)	(15,000)	—	—	347,003
Royalty interests	44,158	—	—	—	—	44,158

Total	$1,003,373	$(100,255)	$(516,964)	$—	$5,007	$391,161

	Balance January 1, 2016	Sale of mineral interests	Option payments received	Impairments	Currency translation and other adjustments	Balance December 31, 2016
Taylor Property	$478,836	$—	$—	$—	$18,121	$496,957
Other properties	462,258	—	—	—	—	462,258
Royalty interests	136,733	(86,982)	—	(5,593)	—	44,158

Total	$1,077,827	$(86,982)	$—	$(5,593)	$18,121	$1,003,373

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

The closing occurred on April 20, 2017 on which date SPD had received $200,000 cash and 500,000 common shares of Montego initially valued at $156,309. By October 20, 2017, SPD had also received $100,000 cash and 300,000 common shares of Montego initially valued at $45,655.

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

Under the terms of the Carlin Vanadium Agreement, Optionee can acquire the Carlin Vanadium Property in consideration for the completion of a series of cash payments totaling $2,000,000, incurring expenditures of at least $475,000 on the Carlin Vanadium Property, and granting a 2% NSR to GPUS on the Carlin Vanadium Property. Upon completion of the payments, expenditures, and issuance of the 2% NSR, Optionee will hold a 100% interest in the Carlin Vanadium Property.  Optionee has the right to purchase all or half of the NSR for $4 million for the entire 2% NSR or $2 million for 1% (half of the NSR).  That right expires at the end of the option period in June 2022.

The payments, expenditures, and NSR grant must be completed in accordance with the following schedule:

•	At Closing: $15,000 cash
•	On or before December 15, 2017: Expenditures of $50,000

•	12 months from Closing: $25,000 cash
•	On or before December 15, 2018: Expenditures of an aggregate of $125,000
•	24 months from Closing: $50,000 cash
•	On or before December 15, 2019: Expenditures of an aggregate of $225,000
•	On or before December 15, 2020: Expenditures of an additional $250,000
•	On or before December 15, 2021: Expenditures of an additional $250,000 (unless option is exercised)
•	On or before 60 months from Closing: Expenditures of an additional $122,000 (unless option is exercised)
•	On or before 60 months from Closing: $2,000,000 cash less any cash payments, not including expenditures
•	On or before 60 months from Closing: Grant of 2% NSR to GPUS subject to purchase by Optionee

The closing occurred on June 14, 2017 by which date GPUS had received $15,000.

12.	OTHER ASSETS

A summary of other assets is as follows:

	December 31, 2017	December 31, 2016
Note receivable	$—	$401,973
Prepaid expenses and deposits	120,732	112,589
Reclamation bonds	63,166	92,066
Other	518,973	513,738
Total	$702,871	$1,120,366

13.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

A summary of accounts payable and accrued liabilities is as follows:

	December 31, 2017	December 31, 2016
Accounts payable	$414,391	$93,790
Accrued payroll	40,875	45,056
Other liabilities	43,750	29,155
Total	$499,016	$168,001

14.	INCOME TAXES

Till's income tax expense (recovery) is as follows:

	Year Ended December 31
	2017	2016
Current:
Canada	$135,903	$16,431
U.S. and Foreign	—	—
Current income tax expense	$135,903	$16,431

Deferred:
Canada	$(6,931)	$(260,569)
U.S. and Foreign	—	—
Deferred income tax recovery	$(6,931)	$(260,569)
Income tax expense (recovery)	$128,972	$(244,138)

Till's income (loss) from continuing operations before income taxes and loss on equity method investment consisted of:

	Year Ended December 31
	2017	2016
Canada	$(67,142)	$(745,786)
U.S.	1,123,862	(420,504)
Foreign	(2,425,121)	1,662,452
Total	$(1,368,401)	$496,162

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	Year Ended December 31
	2017	2016
Income (loss) from continuing operations before income taxes and loss on equity method investment	$(1,368,401)	$496,162

Impact of different foreign statutory rates on earnings of subsidiaries	$425,000	$14,000
Permanent differences	(286,000)	(345,000)
Impact on changes in future tax rates	6,136,000	—
True up of prior-year provision to statutory tax returns	2,977,000	(476,000)
Impact of foreign withholding taxes on income earned	136,000	—
Change in valuation allowance and above items	(9,259,028)	562,862
Total income tax expense (recovery)	$128,972	$(244,138)

Current income tax expense	$135,903	$16,431
Deferred income tax expense (recovery)	(6,931)	(260,569)
Total income tax expense (recovery)	$128,972	$(244,138)

In December 2017, the United States Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a modified territorial tax system, and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. Proposed changes to the U.S. Federal corporate income tax rate to reduce the rate from 34% to 21% effective January 1, 2018 and onwards was enacted on December 22, 2017. The relevant net deferred tax asset balances have been reduced by approximately $6.1 million to reflect the decrease in Till's U.S. Federal income tax rate from 34% to 21% applicable to Till's U.S. subsidiaries. A corresponding valuation allowance in the amount of approximately $6.1 million was previously applied to Till's deferred tax asset balance in the prior year and as such the change in U.S. tax rate in the current year resulted in a $nil impact to Till's consolidated balance sheet and consolidated statement of loss and comprehensive loss.

In September 2017, the British Columbia (BC) Provincial Government of Canada proposed changes to the provincial general corporate income tax rate to increase the rate from 11% to 12% effective January 1, 2018 and onwards. That change in tax rate was enacted on November 2, 2017. The relevant deferred tax balances have been remeasured to reflect the increase in Till's combined Canadian Federal and Provincial (BC) general corporate income tax rate from 26% to 27%.

The significant components of Till's deferred income tax items are as follows:

	Year Ended December 31
	2017	2016
Deferred income tax items:
Losses available for future periods	$8,588,000	$11,113,000
Exploration and evaluation assets	5,167,000	6,979,000
Property and equipment	29,000	73,000
Marketable securities	(20,000)	(97,000)
Reserves and other	—	32,000
Deferred income tax	$13,764,000	$18,100,000

Valuation allowance	(13,764,000)	(18,100,000)
Reported deferred income tax asset	$—	$—

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

15.	SHAREHOLDERS' EQUITY

Common stock

Till is authorized to issue 12,000,000 shares of restricted voting stock at a par value of $0.001. Those Till shares have restricted voting rights whereby no single shareholder of Till is able to exercise voting rights for more than 9.9% of the voting rights of the total issued and outstanding Till shares. However, if any one shareholder of Till beneficially owns, or exercises control or direction over more than 50% of the issued and outstanding Till shares, the 9.9% restriction will no longer apply to the Till shares. At December 31, 2017 and 2016, there were 3,290,884 and 3,350,284, respectively, of issued, and outstanding, Till shares.

Stock options and warrants

Till’s Board of Directors may, from time to time and in its sole discretion, award options to acquire shares of the restricted voting stock of Till to directors, employees, and consultants. During 2017, Till recognized stock-based compensation related to options of $28,096 (2016 - $28,839), which amounts are included in the consolidated statements of comprehensive income (loss). At December 31, 2017, Till has 117,500 stock options outstanding with a weighted average exercise price of Cdn$9.55 (US$7.61) and a weighted average remaining term of 1.89 years. Till recognized stock-based compensation of $20,323 in 2017 and $16,446 in 2016 as a result of consolidating SPD, and those amounts are included in the consolidated statements of comprehensive income (loss).

Till's Board of Directors may, from time to time and in its sole discretion, issue warrants to acquire shares of the restricted voting stock of Till. At December 31, 2017, Till has 179,500 warrants outstanding with a weighted average exercise price of Cdn$9.92 (US$7.91) and a weighted average remaining term of 1.94 years.

The fair value of all compensatory options granted is estimated on the grant date using the BlackScholesMerton option pricing model. The weighted average assumptions used in calculating the fair values are as follows:

December 31, 2016
Risk-free interest rate	1.10%
Expected life (years)	5
Volatility	47.97%
Dividend rate	0.0%

No options were granted in 2017.

The warrants and options outstanding in the following table are shown with historical amounts:

	Warrants		Stock Options
	Number	Weighted average exercise price (Canadian $)	Number	Weighted average exercise price (Canadian $)
Outstanding, January 1, 2016	179,500	$9.92	167,641	$14.51
Issued / granted	—	—	11,000	$7.00
Expired	—	—	(9,056)	$50.00
Forfeited	—	—	(49,633)	$15.85

Outstanding, December 31, 2016	179,500	$9.92	119,952	$10.38
Expired	—	—	(2,452)	$50.21

Outstanding, December 31, 2017	179,500	$9.92	117,500	$9.55

Exercisable, December 31, 2017	179,500	$9.92	112,000	$9.68

The intrinsic value of outstanding Till warrants and stock options at December 31, 2017 is zero.

Normal course issuer bid

On December 1, 2016, Till announced that it had renewed its normal course issuer bid ("NCIB"). Under the NCIB, Till had approval to bid for up to 262,860 of its common shares, representing 10% of the 2,628,600 shares that represented Till's public float at that date. Till's Board of Directors believed that market prices for Till's common shares did not give full effect to their underlying value and that the purchase of common shares under the NCIB would increase the proportionate share interest of, and be advantageous to, all remaining shareholders. Till also believed the NCIB purchases would provide increased liquidity to shareholders who would like to sell their shares. Purchases subject to the NCIB were carried out pursuant to open market transactions through the facilities of the TSXV/NASDAQ by Canaccord Genuity Corp. on behalf of Till. During 2016, Till purchased 138,400 common shares for $563,629 through the NCIB program of which 79,000 were returned to treasury and canceled in 2016 and the remaining 59,400 common shares were returned to treasury and canceled in December 2017.

Treasury shares

Pursuant to an NCIB program approved by Till's directors in September 2014, treasury shares are canceled at cost through retained earnings (deficit).

The Arrangement

In April 2014, Till acquired American Bullion Royalty Corp. in a reverse takeover by way of a plan of arrangement (the “Arrangement”). Effective December 31, 2014, Till completed a quasi-reorganization that, among other consequences, restated and reduced the then common stock and paid-in capital and eliminated the historical deficit and the accumulated other comprehensive loss.

16.	INCOME (LOSS) PER SHARE

Till uses the treasury stock method to calculate diluted income (loss) per share. Following the treasury stock method, the numerator for Till’s diluted income (loss) per share calculation remains unchanged from the basic income (loss) per share calculation, as the assumed exercise of Till’s stock options and warrants does not result in an adjustment to net income or loss.

Stock options to purchase 117,500 restricted voting shares were outstanding at December 31, 2017 (December 31, 2016 - 119,952). Warrants to purchase 179,500 restricted voting shares were outstanding at December 31, 2017 and 2016. Those stock options and warrants were excluded in the calculation of diluted earnings per share because the exercise prices of the options and warrants were greater than the weighted average market value of the restricted voting shares in the years ended December 31, 2017 and 2016.

17.	DISCONTINUED OPERATIONS

As a result of Till's decision in the third quarter 2017 to sell Holdings, as described in Note 2, pursuant to U.S. GAAP, Holdings is required to be classified as a discontinued operation and is presented as such on Till's Statements of Income (Loss). The summary of the losses presented on the basis of discontinued operations is summarized as follows:

	Year Ended December 31
	2017	2016
Revenue from discontinued operations:
Insurance premiums written	$64,761,312	$39,681,953
Insurance premiums ceded to reinsurers	(61,867,568)	(39,477,825)
Change in unearned premiums	(1,803,010)	(73,487)
Net insurance premiums earned	1,090,734	130,641

Fees - Chief agency	291,083	300,536
Fees - Consulting	162,757	186,667
Investment income	356,588	709,864
Total revenue	1,901,162	1,327,708

Expenses from discontinued operations:
Losses and loss adjustment expenses, net	1,470,518	318,452
General and administrative expenses	334,450	307,594
Salaries and benefits	787,655	734,612
Loss on assets and liabilities held for sale	971,757	—
Total expenses	3,564,380	1,360,658

Loss from discontinued operations before income taxes	(1,663,218)	(32,950)
Income tax expense	(583,153)	(156,552)
Loss from discontinued operations	$(2,246,371)	$(189,502)

Other comprehensive income (loss) attributed to Holdings includes a change in cumulative foreign exchange translation adjustment of $590,235 and $340,387 for the years ended December 31, 2017 and 2016, respectively. Other comprehensive income (loss) attributed to Holdings also includes changes in net unrealized gains and reclassification adjustment for net realized gain on available for sale investments of $(337,657) and $(313,506) for the years ended December 31, 2017 and 2016, respectively.

	Year Ended December 31
	2017	2016
Cash flows from discontinued operating activities
Net loss from discontinued operations	$(2,246,371)	$(189,502)
Non-cash items:
Amortization of capital assets	7,451	6,836
Gain on investments	(356,588)	(709,864)
Income tax expense	583,153	156,552
Loss on assets and liabilities held for sale	971,757	—
Net loss adjusted for non-cash items	(1,040,598)	(735,978)
Increase in premiums receivable and reinsurance recoverables	(15,063,742)	(397,077)
Decrease in unpaid losses, LAE, and amounts ceded	(399,479)	(1,080,286)
Increase (decrease) in reinsurance payables	13,336,319	(1,837,723)
Increase in deferred policy acquisition costs	(1,641,702)	(33,417)
Increase in deferred income tax asset	—	(260,569)
Increase (decrease) in unearned premiums	1,863,723	(148,176)
Increase in accounts payable and other liabilities	762,192	226,367
Other working capital changes	(50,996)	160,323
Total working capital changes	(1,193,685)	(3,370,558)
Total operating cash flows used in discontinued operations	$(2,234,283)	$(4,106,536)

Investing cash flows from discontinued operations
Proceeds from sales of available for sale investments	$1,360,923	$6,663,390
Sales of held for trading investments, net	972,451	310,309
Total investing cash flows from discontinued operations	$2,333,374	$6,973,699

18.	SEGMENT DATA

Till operates in a single segment, that being insurance.

Till's revenue from continuing operations is attributed to the following geographical areas:

	Year Ended December 31
	2017	2016
Bermuda	$567,329	$2,729,912
United States	405,191	52,972
Total (continuing operations)	$972,520	$2,782,884

Canada (discontinued operations)	$1,901,162	$1,327,708

19.	RELATED PARTY DISCLOSURES

Service agreements

Till is party to service agreements with SPD whereby Till provides accounting and corporate communications services on a cost-plus recovery basis. Till charged SPD $36,000 for each of the years ended December 31, 2017 and 2016, for those services.

Other

Till Management Company ("TMC") pays a performance bonus to certain TMC members based on a formal method approved by the Till Board of Directors. Based on that performance bonus plan, $-0- and $-162,182 was paid related to the respective 2017 and 2016 investment results. The 2016 bonus was paid in 2017.

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

RRL

RRL is registered under The Bermuda Insurance Act 1978 and related regulations (the “Act”) that require RRL to file a statutory financial return and maintain certain measures of solvency and liquidity. The required Minimum General Business Solvency Margin at December 31, 2017 was $1 million. The Minimum Liquidity Ratio is the ratio of the insurer’s relevant assets to its relevant liabilities. The minimum allowable ratio is 75%. RRL’s relevant assets at December 31, 2017 were $8.4 million (December 31, 2016 - $8.98 million) and 75% of its relevant liabilities as of December 31, 2017 was $169,692 (December 31, 2016 - $141,003). As of December 31, 2017 and 2016, RRL is in compliance with those requirements.

Omega

OSFI has set out expectations of a 100% MCT as the minimum and have also set out 150% MCT as the supervisory target for Canadian property and casualty insurance companies. As of December 31, 2017, Omega had total capital available of Cdn$8.4 (US$6.7) million (December 31, 2016 - Cdn$9.4 (US$7.0) million) and a total capital required of Cdn$2.5 (US$2.0) million (December 31, 2016 - Cdn$1.9 (US$1.4) million) resulting in a MCT of 331% (December 31, 2016 - 499%). As of December 31, 2017 and 2016, Omega is in compliance with OSFI's MCT requirement.

Statutory Accounting Practices for RRL and Omega.

RRL and Omega follow accounting practices prescribed or permitted by their respective regulators, Bermuda and Canada, respectively. Statutory accounting practices applicable to RRL differ from U.S. GAAP in certain areas, the most significant being that statutory accounting practices:

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

As of and for the years ended December 31, 2017 and 2016, the equity and net income (loss) on a statutory basis and a U.S. GAAP basis for RRL and Omega were as follows:

	RRL		Omega
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Statutory Equity	$5,514,513	$6,669,463	$7,260,639	$7,900,193
U.S. GAAP-Basis Stockholder Equity	$12,668,955	$18,679,531	$6,793,090	$7,812,946
Statutory Net Income (Loss)	$554,427	$722,034	$(980,283)	$108,415
U.S. GAAP-Basis Net Income (Loss)	$(133,989)	$150,455	$(920,538)	$(220,660)

21.	FINANCIAL RISK MANAGEMENT

Insurance risk

Omega principally underwrites insurance lines of business that include personal property, commercial property, and liability lines of business. The various coverages underwritten have specific insurance contracts that set forth the specific insurance risk exposures, including the duration of the coverage, Omega is exposed to certain risks defined in the insurance contracts, usually for durations of one to twelve months.

In addition to underwriting general insurance contracts, Omega also assumes portfolios of existing business that are in run-off from other insurers through assumption reinsurance transactions. Those portfolios could be from any line of business that the transferring insurer underwrote up through the assumption. Under those assumption reinsurance transactions, Omega is exposed to certain risks defined in the underlying insurance contracts that were originally written by the transferring insurer.

The principal risk that Omega faces under both general insurance contracts and assumption reinsurance transactions is that the actual claims and benefit payments, or the timing thereof, differs from the assumptions and/or expectations used to price the general insurance contracts or assumption reinsurance transactions. That insurance risk is influenced by the frequency of claims, severity of claims, emergence of unknown claims, actual benefits paid, and subsequent development of claims, in particular long-tail claims. For long-tail claims that take years to settle, Till is also exposed to inflation risk. Till's objective is to ascertain based on the business insured and other factors that sufficient reserves are available to cover known and unknown liabilities related to the business written and assumed.

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

The following table sets forth the unpaid losses and LAE by line of business (Note 7):

	December 31, 2017			December 31, 2016
	Unpaid Losses and LAE	Amounts Ceded	Net Unpaid Losses and LAE	Unpaid Losses and LAE	Amounts Ceded	Net Unpaid Losses and LAE
Automobile	$2,034,193	$1,554,376	$479,817	$1,949,947	$1,452,272	$497,675
Aircraft	180,542	47,170	133,372	173,798	49,187	124,611
Property	3,355,256	3,253,883	101,373	1,714,353	1,598,758	115,595
Liability	8,912,461	4,245,131	4,667,330	9,079,657	3,957,787	5,121,870
Other	1,164,906	791,915	372,991	294,611	—	294,611
Total	$15,647,358	$9,892,475	$5,754,883	$13,212,366	$7,058,004	$6,154,362

The key assumption underlying the valuation of the reserve for unpaid losses and LAE is that the future loss development will follow a similar pattern to past loss development experience, including average claim costs, claim handling costs, and other claim factors for each accident year. Additional qualitative judgments are used to assess the extent to which past trends may not apply in the future. In addition, consideration is given to available industry data/information. Judgment is further used to assess the extent to which external factors, such as inflation, court decisions, and government legislation, may affect the estimates. Other factors that may affect the reliability of loss and LAE assumptions include any variation in interest rates, claim settlement delays, and changes in foreign exchange rates.

Liquidity risk

Liquidity risk is the risk that Till is unable to meet its financial obligations as they come due. Till manages this risk by continuous monitoring of its working capital to determine that its cash, cash equivalents, and investments exceed its estimated obligations.

The following tables summarize the terms to maturity of Till's investments and liabilities as of December 31, 2017:

	Less than 1 year	From 1 to 5 years	Over 5 years	No specific maturity	Total
Cash and cash equivalents	$5,899,628	$—	$—	$—	$5,899,628
Common and preferred securities	663,397	—	—	—	663,397
Total	$6,563,025	$—	$—	$—	$6,563,025

	Less than 1 year	From 1 to 5 years	Over 5 years	No specific maturity	Total
Accounts payable and accrued liabilities	$499,016	$—	$—	$—	$499,016
Total	$499,016	$—	$—	$—	$499,016

The following tables summarize the terms to maturity of Till's investments and liabilities included in discontinued operations as of December 31, 2017:

	Less than 1 year	From 1 to 5 years	Over 5 years	No specific maturity	Total
Cash and cash equivalents	$3,649,434	$—	$—	$—	$3,649,434
Fixed-income securities	1,569,682	7,484,654	1,676,362	—	10,730,698
Unpaid losses and loss adjustment expenses ceded	5,146,273	2,390,594	2,355,608	—	9,892,475
Total	$10,365,389	$9,875,248	$4,031,970	$—	$24,272,607

	Less than 1 year	From 1 to 5 years	Over 5 years	No specific maturity	Total
Reserve for unpaid losses and LAE	$6,713,432	$5,143,085	$3,790,841	$—	$15,647,358
Reinsurance payables	3,530,395	903,889	—	9,376,264	13,810,548
Accounts payable and accrued liabilities	2,445,061	—	—	39,856	2,484,917
Total	$12,688,888	$6,046,974	$3,790,841	$9,416,120	$31,942,823

Credit risk

Credit risk is the risk of loss associated with a counterparty’s inability to fulfill its obligations. Till's credit risk is primarily attributable to cash and cash equivalents, investments, premiums receivable, and reinsurance recoverables. Till has policies in place to limit and monitor its exposure to individual issuers and classes of issuers of investments. Till's insurance and reinsurance policies are distributed by brokers and agents who manage cash collection on its behalf and Till monitors its exposure as regards of the activities of those brokers and agents. Till has policies in place that limit its exposure to individual reinsurers, and Till conducts regular review processes to assess the creditworthiness of reinsurers with whom it transacts business. In addition, Till holds collateral for certain of its reinsurance arrangements.

Till's maximum exposure to credit risk is limited to the carrying amount of Till's financial assets as follows:

Continuing operations

	December 31, 2017	December 31, 2016
Class of financial assets, at carrying amounts:
Listed and other equity securities	$663,397	$2,812,290
Cash and cash equivalents	5,899,628	2,020,265
Promissory note receivable	—	2,410,494
Receivables	198,523	124,861
Total	$6,761,548	$7,367,910

Discontinued operations

	December 31, 2017	December 31, 2016
Class of financial assets, at carrying amounts:
Government bonds and bond funds	$10,730,698	$12,592,865
Listed and other equity securities	—	115,619
Cash and cash equivalents	3,649,434	5,320,208
Reinsurance-related recoverables	41,197,800	11,064,234
Receivables	—	301,972
Total	$55,577,932	$29,394,898

22.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table provides a summary of the unaudited quarterly financial information for the periods presented:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended December 31, 2017:
Investment income (loss)	$790,443	$(378,308)	$(502,320)	$(204,835)
Total revenues (loss)	$844,942	$692,528	$(502,320)	$(62,630)
Total expenses	$605,991	$707,489	$537,838	$489,603
Net income (loss) from continuing operations	$223,264	$(49,557)	$(1,044,048)	$(711,208)
Net loss from discontinued operations	$(4,055)	$(31,028)	$(1,942,293)	$(191,361)
Net income (loss) per share from continuing operations	$0.06	$(0.01)	$(0.31)	$(0.21)
Net loss per share from discontinued operations	$0.00	$(0.01)	$(0.58)	$(0.06)
Net income (loss) per share	$0.06	$(0.02)	$(0.89)	$(0.27)

23.	CONTINGENCIES

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Till maintains a system of disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Those limitations include the possibility of human error, the circumvention or overriding of the controls and procedures, and reasonable resource constraints. Because we have designed our system of controls based on certain assumptions that we believe are reasonable as regards future events, our system of controls may not achieve its desired purpose under all possible future conditions. Accordingly, our disclosure controls and procedures provide reasonable, but not absolute, assurance of achieving their objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Till’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Till’s management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making that assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that Till maintained effective internal control over financial reporting as of December 31, 2017, based on the criteria established in COSO’s Internal Control – Integrated Framework (2013).

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

Information regarding members of Till's board of directors is set forth in the biographies below.

Alan S. Danson, Chairman of the Board

Age: 78	Till Board Committees: Compensation; Corporate Governance & Nominating
Director of Till Since: August 2015	Independent Director

Mr. Danson is a private investor and volunteer board member of several non-profit organizations. Mr. Danson previously worked as an attorney in a Wall Street law firm, an investment banker on Wall Street, an investment manager and investment banker in Mexico City, a partner in a venture capital firm in Denver, Colorado, and an entrepreneurial manager in Colorado. He has served on boards of directors of private companies, public companies, and a regulated entity. Mr. Danson served, for 19 years, as an independent director of Founders Funds, a Denver-based family of actively managed equity mutual funds, becoming Chairman of that board in 2008. The fund family was acquired by Bank of New York Mellon and later was rolled into its Dreyfus family of funds. Between September 1995 and December 1999, Mr. Danson was an investor in and served as a board member of OptiMark Technologies, Inc., a developer of electronic markets, where he held the title of Senior Vice President and was instrumental in crafting several offering circulars and raising the company’s initial rounds of investment capital. From 1986 to 1995, Mr. Danson served as a board member and, through 1989, as President, of Integrated Medical Systems, Inc., a start-up provider of health care information and marketing services. The company was sold to Eli Lilly & Co. in December 1995. Between 1983 and 1986, Mr. Danson was a general partner of The Centennial Funds, the largest venture capital management company in the Rocky Mountain region and was active on both the fundraising and investment sides of the business. From 1972 to 1982, Mr. Danson lived and worked in Mexico, where he was a founding partner of a start-up brokerage and investment firm, Acciones y Valores de Mexico (“Accival”). He helped Accival capture and manage pension funds from Mexican subsidiaries of US companies, and also helped a variety of Mexico-based companies with their public offerings in Mexico. Accival was ultimately acquired by CitiGroup. Between 1966 and 1972, Mr. Danson worked as an investment banker on Wall Street, first for Bear, Stearns & Co. and subsequently for Wertheim & Co. He began his career as an attorney with the Wall Street law firm Winthrop Stimson Putnam & Roberts. Mr. Danson brings to the board of directors executive management and leadership skills, as well as in-depth knowledge of capital markets and financial analysis.

William A. Lupien, Director

Age: 76	Till Board Committees: None
Director of Till Since: June 2015	Chief Investment Officer of Till

Mr. Lupien has served as Chief Investment Officer of Till and Till Management Company, a wholly-owned subsidiary of Till, since April 2014. Mr. Lupien has been an innovator in the public financial markets for over 50 years. Mr. Lupien began his career at the California-based brokerage firm of Mitchum, Jones, & Templeton, Inc., a member of the New York Stock Exchange, in 1965, where he ultimately became President (1974-1980), and served as Chairman and Chief Executive Officer from 1988 to 1995. From 1980 to 1985, Mr. Lupien was also a general partner in Trading Company of the West. In 1983, as CEO and Chairman of Instinet Corporation, he successfully expanded the market reach of the world’s first electronic stock trading system. As Chairman and CEO of OptiMark Technologies Inc., he co-invented OptiMark’s patented trading system, designed for stock markets around the world. From 2005 to 2014, Mr. Lupien served as the investment manager of Kudu Partners LP. Mr. Lupien previously served on the Securities and Exchange Commission’s Advisory Committee dedicated to the development of a national market system and also served as a Governor of the Pacific Stock Exchange. He has also served as Chairman of Instinet (1983-1989), Mitchum, Jones, & Templeton (1989-1996), and OptiMark US Equities Inc. (1996-2001). Mr. Lupien’s board experience also includes serving as a Director of Energy Metals Corp., Gold One International Ltd., Midway Gold Corp., National Health Enterprises, Uranium One Inc., and Silver Predator Corp. (TSX.V: SPD), a junior mining exploration company and controlled publicly-held subsidiary of Till. He is the co-author, with Mr. David Nassar, of the book Market Evaluation and Analysis for Swing Trading, and is a co-author of several papers on trading technology and early-stage company evaluation. Mr. Lupien is also a co-inventor on multiple patents related to electronic securities trading. He is a graduate of San Diego State University and is the father-in-law of Till’s Chief Financial Officer, Brian Lupien. Mr. Lupien brings to the board of directors significant experience in the areas of leadership, business development, securities trading, and investment management and strategy.

Wayne Kauth, Director

Age: 84	Till Board Committees: Audit; Compensation; Corporate Governance & Nominating
Director of Till Since: December 2013	Independent Director

Mr. Kauth is a consultant on various insurance matters and has served on the board of Kemper Corporation, a New York Stock Exchange listed property and casualty and life and health insurer. Mr. Kauth is also a director of Omega Insurance Holding Inc. and Resource Re Ltd., wholly-owned subsidiaries of Till. Mr. Kauth is a retired partner with Ernst & Young LLP (“E&Y”), a multinational professional service firm where he practiced for 34 years and was the National Director of E&Y’s insurance practice in the U.S. He is currently an Accreditation Review Team Member for the National Association of Insurance Commissioners (“NAIC”). Mr. Kauth has previously served on a variety of insurance industry committees and task forces for the American Institute of Certified Public Accountants, the Illinois Society of CPAs, and the NAIC. Mr. Kauth is a Certified Public Accountant, a Certified Property and Casualty Underwriter, a Certified Life Underwriter, and a Fellow in the Life Management Institute. He holds both a BA and MBA from the University of Wisconsin. Mr. Kauth brings to the board of directors extensive, in-depth knowledge of the insurance industry, significant experience in financial statement preparation, financial reporting and analysis, governance, and risk management.

John T. (“Terry”) Rickard, Director

Age: 70	Till Board Committees: None
Director of Till Since: June 2015	Chief Executive Officer of Till

Dr. Rickard has served as Chief Executive Officer of Till since August 2016 and Interim Chief Executive Officer of Till from January 2016 to August 2016. Dr. Rickard has over 48 years of experience in advanced technology and financial organizations, all of it in management, oversight, and technology development positions. He is a Director of Till and also serves as the Director of Quantitative Research for Till Management Company, a wholly-owned subsidiary of Till, where he is responsible for designing computationally intelligent systems for automated trading and investment due diligence. He is a director of Resource Re Ltd., a wholly-owned subsidiary of Till. He is also the Chief Executive Officer and a Director of Silver Predator Corp. (TSX.V: SPD), a junior mining exploration company and controlled publicly-held subsidiary of Till. He is also the Chief Data Scientist for Meraglim, Inc., a private company in the business of global macro-economic predictive analytics. He has also served as an executive and a director at several private companies and was a director of Omega Insurance Holdings Inc., a wholly-owned subsidiary of Till. Dr. Rickard’s prior experience includes serving as President of MJT, Inc., a brokerage firm, and as President and, later, Chief Scientific Officer and a Director of OptiMark Technologies, Inc. Dr. Rickard co-invented the OptiMark transaction matching system and was instrumental in the development of that company from a start-up enterprise to an operating entity on the Pacific Stock Exchange, the Nasdaq market, and the Osaka Securities Exchange, including the securing of over $350 million in investment capital from major investors in the United States and internationally. He has authored or co-authored over 70 refereed technical publications in engineering, electronic market structure, matching algorithms, and trading strategies, and has co-authored 11 issued patents. He has served as an expert witness in multiple intellectual property litigations involving financial markets. He received the Ph.D. degree in Engineering Physics from the University of California, San Diego, in 1975, after completing B.S. and M.S. degrees in Electrical Engineering at Florida Institute of Technology in 1969 and 1971, respectively. Dr. Rickard brings to the board of directors extensive executive leadership skills and an in-depth knowledge of capital markets, investments strategies, and analytical expertise.

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

Patricia M. Tilton, Director

Age: 61	Till Board Committees: Audit; Compensation; Corporate Governance & Nominating
Director of Till Since: November 2016	Independent Director

Ms. Tilton currently works as an independent consultant. Ms. Tilton is a Certified Public Accountant with strong professional experience in the financial industry, particularly in the insurance, mutual fund, and asset management industries. In addition to her financial expertise, she also has a strong background in operational, risk, regulatory, and governance matters. Ms. Tilton is a retired KPMG LLP Partner with over 30 years of experience in public accounting, including auditing, consulting, and forensics. Ms. Tilton retired in 2009 as a Forensics Partner and served as a Retired Partner Consultant from 2009 until 2011. Ms. Tilton currently works as an Accreditation Team Member of the National Association of Insurance Commissioners (NAIC). Ms. Tilton also serves on the Boards of Directors of Omega Insurance Holdings Inc. and Resource Re Ltd., wholly owned subsidiaries of Till, Silver Predator Corp., a junior mining exploration company and controlled publicly-held subsidiary of Till, and Thrivent Federal Credit Union. Previously Ms. Tilton was a director of Coffee House Press, Inc. a non-profit publishing company. She holds a B.S. in Accounting from Siena College. Ms. Tilton brings to the board of directors in-depth knowledge of the insurance and other financial services industries, extensive knowledge of financial statement presentation and financial reporting and analysis, governance, risk, strategy, and operational matters.

Executive Officers

Information regarding Till’s executive officers is set forth in the biographies below, except for Mr. Rickard, Chief Executive Officer, and Mr. William A. Lupien, Chief Investment Officer, whose biographies are presented above under “Directors”.

Brian P. Lupien, Chief Financial Officer

Mr. Lupien, 45, has been serving as Till’s Chief Financial Officer since March 2016. From April 2014 to March 2016, Mr. Lupien served as Treasurer of Till. From 2000 to April 2014, Mr. Lupien managed a private investment fund. A Certified Public Accountant, Mr. Lupien has experience in accounting and reporting responsibilities for a private investment fund and has worked as an audit manager for a variety of clients across multiple industries. A graduate of the University of California at Davis, Mr. Lupien earned his Bachelor of Science degree in 1995 majoring in Managerial Economics and gained his Certified Public Accountant designation in 2000. Brian Lupien is the son-in-law of Till’s Chief Investment Officer and director, William Lupien.

Weiying (“Mary”) Zhu, Treasurer and Controller

Ms. Zhu, 46, has been serving as Till’s Treasurer since March 2016 and as Controller of Till since April 2015. Ms. Zhu is a Certified Public Accountant (CPA) (since 1996) and Certified Treasury Professional (CTP) (since 2003) with over 20 years of experience in accounting and finance. Prior to joining Till, she served in various accounting and finance positions at Hecla Mining Company (1996 – 2015), a $1 billion market cap NYSE-listed precious metals mining company, of which 10 years was as Treasury Manager. Ms. Zhu holds a master’s degree in Accounting and a bachelor’s degree in International Finance.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors, executive officers, and owners of more than 10% of Till Shares must file reports with the SEC under Section 16(a) of the Exchange Act regarding their ownership of and transactions in Till's common stock and securities related to Till's common stock. Based upon a review of these reports and inquiries we have made, we believe that all reports required to be filed by Till's directors, executive officers, and holders of more than 10% of Till Shares pursuant to Section 16(a) of the Exchange Act during 2017 were filed on a timely basis.

Ethical Business Conduct

The Board encourages and promotes a culture of ethical business conduct through communication and supervision as part of its overall stewardship responsibility. The Board has adopted a Corporate Conduct and Code of Ethics Policy (“Code”) to be followed by directors, officers, and employees of Till and its subsidiaries. The Code is also to be followed by Till’s agents, representatives, and consultants. The Board intends that it will review compliance with the Code on an annual basis until Till has grown to a size that warrants more frequent monitoring. The Code is available from the corporate governance section of our website at www.tillcap.com under the heading “Corporate—Governance”.

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

Audit Committee

Our Board has established an Audit Committee, that is currently comprised of Wayne Kauth, Patricia Tilton, and George Rohlinger. Mr. Kauth serves as the Chairperson of the Audit Committee. The charter for the Audit Committee is available from the corporate governance section of our website at www.tillcap.com under the heading “Corporate—Governance”. The Audit Committee met four times during 2017.

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Till’s Board has affirmatively determined that all members of the Audit Committee are independent directors, as defined by NASDAQ Listing Rule 5605. Till’s Board has also affirmatively determined that all members of the Audit Committee meet the enhanced independence standards prescribed by NASDAQ Listing Rule 5605(c)(2)(A) and Exchange Act Rule 10A-3(b)(1) and that all members of the Audit Committee are “audit committee financial experts” (as defined in Item 407(d)(5) of Regulation S-K) and meet the financial sophistication requirement in NASDAQ Listing Rule 5605(c)(2)(A).

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

Item 11. Executive Compensation

Overview

Till’s compensation policies and programs are designed to be competitive with similar companies of its size and to recognize and reward executive performance consistent with the success of Till’s business. Those policies and programs are intended to attract and retain capable and experienced people while complying with regulatory requirements. The Compensation Committee’s role and philosophy is to ensure that Till’s compensation goals and objectives, as applied to the actual compensation paid to Till’s executive officers, are aligned with Till’s overall business objectives and with shareholder interests.

The Compensation Committee considers a variety of factors when considering both compensation policies and programs, and individual compensation levels. Those factors include, among others, the long-range interests of Till and its shareholders, the implications of the risks associated with Till’s compensation policies and practices in light of the financial performance of Till, the overall financial and operating performance of Till, and the Compensation Committee’s assessment of each executive’s individual performance and contribution toward meeting corporate objectives.

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

Although the Board assumes responsibility for reviewing and monitoring the long-range compensation strategy for the senior management of Till, the Compensation Committee provides assistance and recommendations to the Board with respect to compensation matters. The Compensation Committee recommends the type and amount of compensation for our named executive officers (“NEOs”), subject to consideration and adoption by the Board. The Board also reviews with Till's management the compensation of certain other Till senior executives.

Philosophy and Objectives

The compensation program for Till’s senior management is designed so that the level and form of compensation achieves certain objectives, including:

•	attracting and retaining talented, qualified, and effective executives;

•	motivating the short- and long-term performance of those executives; and

•	aligning their interests with those of Till’s Shareholders.

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

As a general rule, Till seeks to align its NEOs compensation with industry trends and companies that are similar in size and complexity.

Named Executive Officers

For 2017, Till's NEOs were:

John T. ("Terry") Rickard	Chief Executive Officer
William A. Lupien	Chief Investment Officer
Brian P. Lupien	Chief Financial Officer
Mary Zhu	Treasurer and Controller

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John T. ("Terry") Rickard	2016	180,000	—	—	—	—	—	—	180,000
Chief Executive Officer	2017	180,000	15,000	—	—	—	—	—	195,000

William A. Lupien	2016	195,000	—	—	—	—	—	—	195,000
Chief Investment Officer	2017	195,000	144,000	—	—	—	—	—	339,000

Brian P. Lupien	2016	130,000	5,000	—	6,867	—	—	—	141,867
Chief Financial Officer	2017	130,000	15,000	—	—	—	—	—	145,000

Mary Zhu	2016	130,000	5,000	—	5,723	—	—	—	140,723
Treasurer and Controller	2017	130,000	7,000	—	—	—	—	—	137,000

(1)	With respect to each stock option grant, the amounts disclosed generally reflect the grant date fair value computed in accordance with FASB ASC Topic 718. Grant date fair value for each stock option was determined based on assumptions as set forth in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this Report for the respective years in which the stock options were granted.

Outstanding Equity Awards at Fiscal Year-End

The following table provides a summary of equity awards outstanding at December 31, 2017 for each of our NEOs.

	Option Awards
	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price (1)	Option Expiration Date
John T. ("Terry") Rickard	27,500	—	—	Cdn$10.00 (US$7.97)	August 22, 2019

William A. Lupien	33,000	—	—	Cdn$10.00 (US$7.97)	August 22, 2019

Brian P. Lupien	4,000	—	—	Cdn$10.00 (US$7.97)	August 22, 2019
	3,000	3,000 (2)	—	Cdn$7.00 (US$5.58)	December 1, 2021

Mary Zhu	5,000	—	—	Cdn$7.00 (US$5.58)	May 13, 2020
	2,500	2,500 (3)	—	Cdn$7.00 (US$5.58)	December 1, 2021

(1)	Exchange rate to US dollars based on December 31, 2017 rate of US$1 = Cdn$1.2545.
(2)	1,500 options vest on each of June 1, 2018 and December 1, 2018.
(3)	1,250 options vest on each of June 1, 2018 and December 1, 2018.

2017 Director Compensation

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

There were no stock options granted to directors in 2017 or 2016. The grants of options are considered on the director appointment and annually thereafter.

Director Compensation

The table below provides information on the compensation of our non-management directors for the year ended December 31, 2017. As required by applicable SEC rules, the disclosure in this section covers all persons who at any time served as a director during 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alan S. Danson	12,000	—	—	—	—	—	12,000
Wayne Kauth	10,000	—	—	2,000	—	—	12,000
Roger M. Loeb (1)	7,391	—	—	—	—	—	7,391
George J. Rohlinger	8,000	—	—	—	—	—	8,000
Patricia M. Tilton	8,000	—	—	2,000	—	—	10,000

(1)	Roger M. Loeb resigned from the Till Board of Directors on December 4, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 with respect to compensation plans under which equity securities are authorized for issuance.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(B) Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants, and Rights (1)	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (A)
Equity compensation plans approved by Shareholders	117,500	Cdn$9.55 (US$7.61)	211,588

(1)	Exchange rate to US dollars based on December 31, 2017 rate of US$1 = Cdn$1.2545.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of Till Shares outstanding as of March 29, 2018 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of outstanding Till Shares;

•	each of our directors;

•	each of our NEOs; and

•	all of our directors and executive officers as a group.

The percentage ownership information shown in the table is based on 3,290,884 Till Shares outstanding as of March 29, 2018. Information with respect to beneficial ownership has been furnished by each director, officer, or beneficial owner of more than 5% of outstanding Till Shares. We have determined beneficial ownership in accordance with the rules of the SEC. Those rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, those rules require inclusion of Till Shares issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before May 28, 2018, which is 60 days after March 29, 2018. Those shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Name	Till Shares Owned as of March 29, 2018	Till Shares Holder has a Right to Acquire by May 28, 2018	Total Till Shares Beneficially Owned	Percentage of Till Shares Beneficially Owned
Alan S. Danson (1)	213,000	—	213,000	6.5%
William A. Lupien (2)	84,815	33,000	117,815	3.5%
Wayne Kauth	133,479	—	133,479	4.1%
John T. ("Terry") Rickard (3)	268,666	27,500	296,166	8.9%
George J. Rohlinger	—	—	—	—
Patricia M. Tilton	110,655	—	110,655	3.4%
Brian P. Lupien	17,844	7,000	24,844	*
Mary Zhu	—	7,500	7,500	*
All directors and executive officers as a group (8 persons)	828,459	75,000	903,459	26.8%

*	Represents less than 1%

(1)	Includes 213,000 Till Shares held by Danson Family Partnership LLLP. Mr. Danson in the general partner and has sole investment and voting power with respect to the shares held in that partnership.

(2)	Includes (i) 29,500 Till Shares held by Grant Davis Lupien Trust and (ii) 29,500 Till Shares held by Troy James Lupien Trust. Mr. Lupien is a Settlor of those trusts and has sole voting and investment power with respect to the shares held in those trusts.

(3)	Includes (i) 25,256 Till Shares held by Jessica Lynn Mullins Family Trust; (ii) 24,043 Till Shares held by John Tyler Rickard Family Trust and (iii) 25,456 Till Shares held by Marissa Lois Mullins Family Trust. Dr. Rickard is a Settlor of those trusts and has sole voting and investment power with respect to the shares held in those trusts.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Since January 1, 2016, Till has not had any transactions to which it has been a participant that involved amounts that exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of Till’s total assets at December 31, 2016 and 2017, and in which any of Till’s directors, executive officers, or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest. Till’s Audit Committee is responsible for approving related party transactions with management. Till’s Audit Committee operates under a written charter pursuant to which all related party transactions are reviewed for potential conflicts of interest. Such transactions must be approved by Till’s Audit Committee.

Director Independence

NASDAQ Listing Rules require that a majority of our Board be independent. Under the NASDAQ independence criteria, a director cannot be considered independent if he or she has one of the relationships specifically enumerated in the NASDAQ listing standards. The Board must also affirmatively determine that a director does not have a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has affirmatively determined that each of Messrs. Danson, Kauth, and Rohlinger and Ms. Tilton is independent under the NASDAQ Listing Rules.

Item 14. Principal Accounting Fees and Services

The following fees were paid to Grant Thornton U.S. and Grant Thornton Canada in 2017 and 2016, respectively:

	2017	2016
Audit fees (1)	$411,529	$305,189
Audit-related fees	—	—
Tax fees	—	—
All other fees (2)	7,008	—
Total	$418,537	$305,189

(1)	Audit fees are for services provided by the principal accountant for the audit of Till’s annual financial statements and services provided in connection with our regulatory filings.
(2)	For services relating to the preparation of an information memorandum regarding Holdings.

Our Audit Committee pre-approves all audit, audit-related, tax, and other services and associated fees performed by our independent registered public accountants prior to the engagement of the independent registered public accountants with respect to such services. All of the audit and other fees disclosed above were pre-approved by our Audit Committee.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TILL CAPITAL LTD.

By:	/s/ John T. Rickard
John T. Rickard
Chief Executive Officer

Dated: March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John T. Rickard	Chief Executive Officer and Director	March 29, 2018
John T. Rickard	(Principal Executive Officer)

/s/ Brian P. Lupien	Chief Financial Officer	March 29, 2018
Brian P. Lupien	(Principal Financial Officer)

/s/ Weiying Zhu	Treasurer and Controller	March 29, 2018
Weiying Zhu

/s/ Alan S. Danson	Chairman of the Board	March 29, 2018
Alan S. Danson

/s/ Wayne Kauth	Director	March 29, 2018
Wayne Kauth

/s/ William A. Lupien	Director	March 29, 2018
William A. Lupien

/s/ George J. Rohlinger	Director	March 29, 2018
George J. Rohlinger

/s/ Patricia M. Tilton	Director	March 29, 2018
Patricia M. Tilton

EXHIBITS TO FORM 10-K

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
2.1	Arrangement Agreement, dated as of February 18, 2014, between Americas Bullion Royalty Corp. and Resource Holdings Ltd.	20-F	000-55324	4.11	March 13, 2015

3.1	Memorandum of Association of Resource Holdings Ltd.	20-F	000-55324	1.1	March 13, 2015

3.2	Bye-laws of Till Capital Ltd.	20-F	000-55324	1.2	March 13, 2015

4.1	Specimen of Restricted Voting Share Certificate	10-K	001-37402	4.1	April 17, 2017

10.1	Administration Agreement, dated February 12, 2014, between Resource Re Ltd. and Cedar Management Limited	20-F	000-55324	4.6	March 13, 2015

10.2	Master Services Agreement, dated August 11, 2014, between Multi-Strat Re Ltd. and Resource Re Ltd.	20-F	000-55324	4.7	March 13, 2015

10.3	Quota Share Retrocession Agreement, dated August 11, 2014, between Multi-Strat Re Ltd. and Resource Re Ltd.	20-F	000-55324	4.8	March 13, 2015

10.4*	Stock Option Plan	20-F	000-55324	4.9	March 13, 2015

14	Code of Business Conduct and Ethics	20-F	000-55324	11.1	March 13, 2015

16	Letter, dated February 3, 2017 from Grant Thornton LLP, Toronto, Ontario, Canada	8-K	001-37402	16.1	February 3, 2017

21	Subsidiaries of Till Capital Ltd.	10-K	001-37402	21	April 17, 2017

23.1	Consent of Grant Thornton LLP					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

* Management contract or compensatory plan or arrangement.

